Form 10-Q
period 2019-03-31
FALCONSTOR SOFTWARE INC
filed 2019-05-15
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $.001 par value per share	FALC	OTC Market Group
Series A redeemable convertible preferred stock, $.001 par value	FALC	OTC Market Group

 The number of shares of common stock outstanding as of April 30, 2019 was 587,255,165.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,368,149	$3,059,677
Accounts receivable, net of allowances of $126,463 and $162,112, respectively	3,328,528	3,605,411
Prepaid expenses and other current assets	1,740,486	1,909,846
Contract assets	861,862	637,179
Inventory	30,562	14,885
Total current assets	8,329,587	9,226,998
Property and equipment, net of accumulated depreciation of $18,191,988 and $18,194,827, respectively	406,105	433,935
Operating lease right-of-use assets	2,493,530	—
Deferred tax assets, net	542,270	545,044
Software development costs, net	57,696	88,769
Other assets	984,698	919,609
Goodwill	4,150,339	4,150,339
Other intangible assets, net	93,116	91,334
Contract assets, net	378,357	516,643
Total assets	$17,435,698	$15,972,671
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$476,717	$551,389
Accrued expenses	2,602,595	2,879,473
Operating lease liabilities, net	1,608,394	—
Deferred revenue	6,150,150	6,859,592
Total current liabilities	10,837,856	10,290,454
Other long-term liabilities	831,014	1,549,692
Notes payable, net	2,693,291	3,124,827
Operating lease liabilities, net of current portion	1,531,183	—
Deferred tax liabilities, net of current portion	297,766	297,890
Deferred revenue, net	3,137,942	2,506,898
Total liabilities	19,329,052	17,769,761
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $11,384,866 and $11,104,923, respectively	10,132,972	9,756,706
Stockholders' deficit:
Common stock - $.001 par value, 800,000,000 shares authorized, 587,255,165 shares issued and 587,255,165 shares outstanding	587,254	587,254
Additional paid-in capital	112,294,831	112,661,846
Accumulated deficit	(123,032,701)	(122,907,794)
Accumulated other comprehensive loss, net	(1,875,710)	(1,895,102)
Total stockholders' deficit	(12,026,326)	(11,553,796)
Total liabilities and stockholders' deficit	$17,435,698	$15,972,671
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product revenue	$1,745,784	$1,933,944
Support and services revenue	2,747,194	3,060,005
Total revenue	4,492,978	4,993,949
Cost of revenue:
Product	79,669	26,150
Support and service	563,745	728,888
Total cost of revenue	643,414	755,038
Gross profit	3,849,564	4,238,911
Operating expenses:
Research and development costs	947,384	1,004,698
Selling and marketing	1,040,289	1,193,550
General and administrative	1,476,296	1,654,940
Restructuring costs (benefit)	157,693	(173,263)
Total operating expenses	3,621,662	3,679,925
Operating income	227,902	558,986
Interest and other income (loss), net	(265,223)	10,330
Income (loss) before income taxes	(37,321)	569,316
Income tax expense	87,586	62,439
Net income (loss)	$(124,907)	$506,877
Less: Accrual of Series A redeemable convertible preferred stock dividends	247,027	243,167
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	2,269,042
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	129,239	38,105
Net loss attributable to common stockholders	$(501,173)	$(2,043,437)
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.05)
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.05)
Weighted average basic shares outstanding	588,798,795	44,564,094
Weighted average diluted shares outstanding	588,798,795	44,564,094

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(124,907)	$506,877
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	19,392	(85,245)
Total other comprehensive income (loss), net of applicable taxes:	19,392	(85,245)
Total comprehensive income (loss)	$(105,515)	$421,632
Less: Accrual of Series A redeemable convertible preferred stock dividends	247,027	243,167
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	2,269,042
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	129,239	38,105
Total comprehensive loss attributable to common stockholders	$(481,781)	$(2,128,682)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Three Months Ended March 31, 2019 and 2018
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2019	587,254	$112,661,846	$(122,907,794)	$—	$(1,895,102)	$(11,553,796)
Net loss			(124,907)			(124,907)
Share-based compensation to employees		9,251				9,251
Accretion of Series A redeemable convertible preferred stock		(129,239)				(129,239)
Dividends on Series A redeemable convertible preferred stock		(247,027)				(247,027)
Foreign currency translation					19,392	19,392
Balance at March 31, 2019	587,254	$112,294,831	$(123,032,701)	$—	$(1,875,710)	$(12,026,326)

Balance at January 1, 2018	60,090	$168,637,157	$(130,930,284)	$(57,032,917)	$(1,958,843)	$(21,224,797)
Net income			506,877			506,877
Share-based compensation to employees		(22,895)				(22,895)
Accretion of Series A redeemable convertible preferred stock		(38,105)				(38,105)
Dividends on Series A redeemable convertible preferred stock		(243,167)				(243,167)
Deemed dividends on Series A redeemable convertible preferred stock		(2,269,042)				(2,269,042)
Foreign currency translation					(85,245)	(85,245)
Cumulative effect of adoption of ASC 606			8,929,204			8,929,204
Balance at March 31, 2018	60,090	$166,063,948	$(121,494,203)	$(57,032,917)	$(2,044,088)	$(14,447,170)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(124,907)	$506,877
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	127,871	179,755
Share-based payment compensation	9,251	(22,895)
Provision (recovery of) for returns and doubtful accounts	(35,649)	(62,052)
Changes in operating assets and liabilities:
Accounts receivable	325,914	1,143,932
Prepaid expenses and other current assets	170,927	280,266
Contract assets	(86,397)	(253,648)
Inventory	(15,829)	—
Other assets	(69,164)	7,610
Accounts payable	(64,080)	81,789
Accrued expenses and other long-term liabilities	(268,024)	(697,070)
Deferred revenue	(74,142)	47,785
Net cash provided by (used in) operating activities	(104,229)	1,212,349
Cash flows from investing activities:
Purchases of property and equipment	(42,586)	(1,809)
Capitalized software development costs	—	(16,185)
Security deposits	146	17,472
Purchase of intangible assets	(26,365)	(27,276)
Net cash used in investing activities	(68,805)	(27,798)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	2,358,627
Payments of long term-debt	(489,321)	—
Net cash provided by (used in) financing activities	(489,321)	2,358,627
Effect of exchange rate changes on cash and cash equivalents	(29,173)	8,610
Net increase (decrease) in cash and cash equivalents	(691,528)	3,551,788
Cash and cash equivalents, beginning of period	3,059,677	1,011,472
Cash and cash equivalents, end of period	$2,368,149	$4,563,260
Supplemental disclosures:
Cash paid for interest	$60,833	$7,101
Cash paid for income taxes, net	$—	$—
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$247,027	$243,167
Warrants issued	$—	$4,143,000
Deemed dividend	$—	$2,269,042
Discount on preferred stock	$—	$1,602,428
Discount on notes payable	$—	$288,504
Accretion of Series A redeemable convertible preferred stock	$129,239	$38,105

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

(b) Liquidity

As of March 31, 2019, we had a working capital deficiency of $2.5 million, which is inclusive of current deferred revenue of $6.2 million, and a stockholders' deficit of $12.0 million. During the three months ended March 31, 2019, we had a net loss of $0.1 million and negative cash flow from operations of $0.1 million. Our cash and cash equivalents at March 31, 2019 was $2.4 million, a decrease of $0.7 million as compared to December 31, 2018.

We believe that our cash flows from future operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2019, and the results of its operations for the three months ended March 31, 2019 and 2018. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K").

(f)  Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-02, which establishes a right-of-use (ROU) model that requires a lessee to record a right of use (ROU) asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-11, which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative effect adjustment at the beginning of the period of adoption. ASU No. 2018-11 does not require comparative period financial information to be adjusted. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset, a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset ("the leasing criteria"). We have determined that our real estate leases with terms in excess of one year and which do not include an option to purchase the underlying asset, meet the leasing criteria. On January 1, 2019, we adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We elected to apply the transition provisions as of January 1, 2019, the date of adoption, and we recorded lease ROU assets of $2.9 million and related liabilities of $3.6 million million on our balance sheet related to our operating leases. We have no financing leases. There was no change to our consolidated statements of operations or cash flows.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. On January 1, 2019, we adopted ASU 2018-09 and it did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. On January 1, 2019, we adopted ASU 2018-07 and it did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (“the Tax Act”) to retained earnings. On January 1, 2019, we adopted ASU 2018-02 and it did not have a material impact on the Company's Condensed Consolidated Financial Statements.

(g)  Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The objective of the guidance is to improve the effectiveness of disclosure requirements on defined benefit pension plans and other postretirement plans. The guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect adoption of the new standard to have a material impact on its Condensed Consolidated Financial Statements.

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) Summary of Significant Accounting Policies of the 2018 Form 10-K. There have been no significant changes in the Company's significant accounting policies since December 31, 2018, other than those noted below. For a description of the Company's other significant accounting policies refer to the 2018 Form 10-K.

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

Hardware products consist primarily of servers and associated components and function independently of the software products and as such are accounted for as separate performance obligations. Revenue allocated to hardware maintenance and support services is recognized ratably over the contractual support period.

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

As of March 31, 2019 and December 31, 2018, accounts receivable, net of allowance for doubtful accounts, was $3.3 million and $3.6 million, respectively. As of March 31, 2019 and December 31, 2018, short and long-term contract assets, net of allowance for doubtful accounts, was $1.2 million and $1.2 million, respectively.

The allowances for doubtful accounts reflect the Company’s best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. The Company determines the allowances based on known troubled accounts, historical experience, and other currently available evidence. Write-offs in the accounts receivable and contract assets allowance accounts for the three months ended March 31, 2019 were $0.0 million and $0.0 million, respectively.

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

Changes in deferred revenue were as follows:

Three Months Ended March 31, 2019
Balance at December 31, 2018	$9,366,490
Deferral of revenue	4,414,580
Recognition of revenue	(4,492,978)
Balance at March 31, 2019	$9,288,092

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $9.3 million as of March 31, 2019, of which the Company expects to recognize approximately 66% of the revenue over the next 12 months and the remainder thereafter.

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

Disaggregation of Revenue

Please refer to the condensed consolidated statements of operations and note 16, segment reporting and concentrations, for discussion on revenue disaggregation by product type and by geography. The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

Leases

We have entered into operating leases for our various facilities. We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, and lease liability obligations in our condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liability obligations represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We have lease agreements with lease and non-lease components and account for such components as a single lease component. As most of our leases do not provide an implicit rate, we estimated our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. Our lease terms may include options to extend or terminate the lease. Such extended terms have been considered in determining the ROU assets and lease liability obligations when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Right of Use Assets and Liabilities

We have various operating leases for office facilities that expire through 2021. Below is a summary of our right of use assets and liabilities as of March 31, 2019.

Right of use assets	2,493,530
Lease liability obligations, current	1,608,394
Lease liability obligations, less current portion	1,531,183
Total lease liability obligations	3,139,577
Weighted-average remaining lease term	2.07
Weighted-average discount rate	6.20%

During the three months ended March 31, 2019 and March 31, 2018, we recognized approximately $0.4 million and $0.5 million, respectively, in total operating lease costs. During the three months ended March 31, 2019 and March 31, 2018, operating cash flows from operating leases was approximately $0.5 million and $0.5 million, respectively. During the three months ended March 31, 2019 , we recognized sublease income of approximately $0.2 million. We recorded no sublease income during the three months ended March 31, 2018, as no sublease agreements were in effect at this time.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2019, are as follows:

Remainder of 2019	1,265,236
2020	1,567,637
2021	596,475
Thereafter	—
Total minimum lease payments	3,429,348
Less interest	(289,771)
Present value of lease liabilities	3,139,577

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Stock options and restricted stock	1,185,500	424,492,410
Series A redeemable convertible preferred stock	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	9,967,016	433,273,926

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Gross carrying amount	$18,598,093	$18,628,762
Accumulated depreciation	(18,191,988)	(18,194,827)
Property and Equipment, net	$406,105	$433,935

For the three months ended March 31, 2019 and 2018, depreciation expense was $72,214 and $86,869, respectively.
(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Gross carrying amount	$2,950,132	$2,950,132
Accumulated amortization	(2,892,436)	(2,861,363)
Software development costs, net	$57,696	$88,769

During the three months ended March 31, 2019 and 2018, the Company recorded $31,073 and $58,607, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,917,606	$3,891,241
Accumulated amortization	(3,824,490)	(3,799,907)
Net carrying amount	$93,116	$91,334

For the three months ended March 31, 2019 and 2018, amortization expense was $24,584 and $34,279, respectively.

(7) Share-Based Payment Arrangements

On June 22, 2018, the Company's stockholders adopted the FalconStor Software, Inc. 2018 Incentive Stock Plan (the "2018 Plan"). The 2018 Plan is administered by the Compensation Committee and provides for the issuance of up to 147,199,698 shares of the Company's common stock upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees and directors of, and consultants providing services to, the Company or its affiliates. Exercise prices of the options will be determined by the Compensation Committee, subject to the consent of Hale Capital. The vesting terms shall be performance based and determined by the Compensation Committee, subject to the consent of Hale Capital, based on various factors, including (i) the return of capital to the holders of the Series A Preferred Stock and the Company’s Common Stock in the event of a Change of Control, (ii) the repayment of the Company’s obligations under its senior secured debt, and (iii) the Company’s free cash flow. Seventy percent (70%) of the Shares issuable under the 2018 Plan shall be granted as stock options. The remaining thirty percent (30%) of the shares subject to the Plan plus any returned shares will be reserved for future grants of awards to new hires.

The 2016 Incentive Stock Plan (the "2016 Plan") was terminated in April 2018.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of March 31, 2019:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	147,199,698	147,199,698	—

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of March 31, 2019:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	400,000
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	785,500
FalconStor Software, Inc., 2000 Stock Option Plan	—	—

Related to the 2016 Plan, many share-based compensation awards were forfeited and the related expense reversed accordingly, resulting in negative expense for the three months ended March 31, 2018. The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Cost of revenue - Support and Service	1,593	8,700
Research and development costs	4,745	22,606
Selling and marketing	2,410	7,932
General and administrative	503	(62,133)
	$9,251	$(22,895)

(8) Income Taxes

The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended March 31, 2019, the Company recorded an income tax provision of $87,586. The effective tax rate for the three months ended March 31, 2019 was (234.7%). The effective tax rate differs from the statutory rate of 21% primarily related to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of March 31, 2019, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

For the three months ended March 31, 2018, the Company recorded an income tax provision of $62,439. The effective tax rate for the three months ended March 31, 2018 was 11.0%. The effective tax rate differs from the statutory rate of 21% primarily related to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses.

The Company’s total unrecognized tax benefits, excluding interest, at March 31, 2019 and December 31, 2018 were $134,246 and 134,246, respectively. As of March 31, 2019 and December 31, 2018, the Company had $60,578 and $57,860, respectively, of accrued interest reflected in accrued expenses.

(9) Notes Payable and Stock Warrants

The notes payable balance consists of the following:

Notes payable principal balance	$3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Proceeds from issuance of long-term debt	1,000,000
Revaluation of long-term debt	(447,008)
Accretion of discount	202,195
Deferred issuance costs	(87,609)
Total notes payable, net at December 31, 2018	$3,124,827
Repayment of long-term debt	(489,321)
Accretion of discount	57,785
Total notes payable, net at March 31, 2019	$2,693,291

The note bears an interest of prime plus 0.75% and matures on June 30, 2021. As of March 31, 2019, the Company was in compliance with financial covenants.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At March 31, 2019, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets. At December 31, 2018, the Level 1 category included money market funds, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At March 31, 2019 and December 31, 2018, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At March 31, 2019 and December 31, 2018, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of March 31, 2019 or December 31, 2018.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	492,327	—	—	492,327
Total derivative liabilities	492,327	—	—	492,327

Total assets and liabilities measured at fair value	$492,327	$—	$—	$492,327

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	498,086	—	—	498,086
Total derivative liabilities	498,086	—	—	498,086

Total assets and liabilities measured at fair value	$498,086	$—	$—	$498,086

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018
Beginning Balance	$498,086	$445,838
Total income (loss) recognized in earnings	(5,759)	—
Ending Balance	$492,327	$445,838

(11) Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, N.Y. office facility that expires in April 2021. The Company has sublet a portion of this lease. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2018 through 2021. The following is a schedule of future minimum lease payments as well as sublease income for all operating leases as of March 31, 2019:

	Payments	Sublease Income	Net Commitments
2019	1,265,236	(623,776)	641,460
2020	1,567,637	(623,776)	943,861
2021	596,475	(65,194)	531,281
2022	—	—	—
Thereafter	—	—	—
	$3,429,348	$(1,312,746)	$2,116,602

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2019, the Company has not incurred any costs related to warranty obligations.

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

As described under Note 12, the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of March 31, 2019, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

Effective August 14, 2017, the Board appointed Todd Brooks as Chief Executive Officer .

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

On April 5, 2018, the Company announced the appointment of Brad Wolfe to serve as the Company’s Executive Vice President, Chief Financial Officer and Treasurer, effective April 9, 2018. Mr. Wolfe also assumed the roles of principal financial officer and principal accounting officer of the Company.

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

In addition, as of March 31, 2019, the Company's liability for uncertain tax positions totaled $194,824. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

(12) Series A Redeemable Convertible Preferred Stock

The Company has 900,000 shares of Series A Preferred Stock outstanding. Pursuant to the Amended and Restated  Certificate of Designations, Preferences and Rights  for the Series A Preferred Stock (the ”Certificate of Designations”), each share of Series A Preferred Stock can be converted into shares of the Company’s Common Stock, at an initial conversion price of $1.02488 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, (i) at any time at the option of the holder or (ii) by the Company if, following the first anniversary of the issuance of the Series A Preferred Stock (subject to extension under certain circumstances), the volume weighted average trading price per share of the Company’s Common Stock for sixty (60) consecutive trading days exceeds 250% of the conversion price and continues to exceed 225% of the conversion price through the conversion date, subject at all times to the satisfaction of, and the limitations imposed by, the equity conditions set forth in the Certificate of Designations (including, without limitation, the volume limitations set forth therein).
Pursuant to the Certificate of Designations, the holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the prime rate (provided in the Wall Street Journal Eastern Edition) plus 5% (up to a maximum dividend rate of 10%), payable in cash or in kind (i.e., through the issuance of additional shares of Series A Preferred Stock), except that the Company is not permitted to pay such dividends in cash while any indebtedness under the Company’s Amended and Restated Loan Agreement remains outstanding without the consent of the holders of the Series A Preferred Stock. In addition, the declaration and payment of dividends is subject to compliance with applicable law and unpaid dividends will accrue. A holder’s right to convert its shares of Series A Preferred Stock and receive dividends in the form of Common Stock is subject to certain limitations including, among other things, that the shares of Common Stock issuable upon conversion or as dividends will not, prior to receipt of stockholder approval, result in any holder beneficially owning greater than 19.99% of the Company’s currently outstanding shares of Common Stock.
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

As of March 31, 2019 and December 31, 2018 the fair value of these derivative instruments was $492,327 and $498,086, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the three months ended March 31, 2019 and March 31, 2018 of $(5,759) and $0, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
Beginning Balance	$498,086	$445,838
Total income (loss) recognized in earnings	(5,759)	—
Ending Balance	$492,327	$445,838

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the Commitment, Hale agreed to the Series A mandatory extension and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net loss attributable to common stockholders on the statement of operations and in determining income (loss) per share for the three months ended March 31, 2019 and 2018, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(124,907)	$506,877
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	247,027	243,167
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	2,269,042
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	129,239	38,105
Net loss attributable to common stockholders	$(501,173)	$(2,043,437)

The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	$9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accrued dividends	683,742
Accretion of preferred stock	363,280
Total Series A redeemable convertible preferred stock, net at December 31, 2018	$9,756,706
Accrued dividends	247,027
Accretion of preferred stock	129,239
Total Series A redeemable convertible preferred stock, net at March 31, 2019	$10,132,972

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2019 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(1,921,905)	$26,803	$(1,895,102)
Other comprehensive income (loss)
Other comprehensive income	19,392	—	19,392
Total other comprehensive income	19,392	—	19,392
Accumulated other comprehensive income (loss) at March 31, 2019	$(1,902,513)	$26,803	$(1,875,710)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2018 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(1,980,940)	$22,097	$(1,958,843)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(85,245)	—	(85,245)
Total other comprehensive income (loss)	(85,245)	—	(85,245)
Accumulated other comprehensive income (loss) at March 31, 2018	$(2,066,185)	$22,097	$(2,044,088)

(14) Stockholders' Equity

Amendments to Articles of Incorporation

On June 22, 2018, following stockholder approval, the Company filed a certificate of amendment to the Company’s Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to increase the authorized shares of common stock, $.001 par value per share, to 800,000,000 and filed an Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock with the Delaware Secretary of State to implement certain modifications to the terms of the Company’s Series A Preferred Stock.

Stock Repurchase Activity

During the three months ended March 31, 2019 and 2018, the Company did not repurchase any shares of its common stock. As of March 31, 2019, the Company had the authorization under previous Board approved stock repurchase plans to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three months ended March 31, 2019 and 2018, and the location of long-lived assets as of March 31, 2019 and December 31, 2018, are summarized as follows:

	Three Months Ended March 31,
	2019	2018
Revenue:
Americas	$2,073,314	$1,131,649
Asia Pacific	1,000,817	1,948,424
Europe, Middle East, Africa and Other	1,418,847	1,913,876
Total Revenue	$4,492,978	$4,993,949

	March 31, 2019	December 31, 2018
Long-lived assets:
Americas	$8,049,632	$5,852,995
Asia Pacific	880,119	736,970
Europe, Middle East, Africa and Other	176,360	155,708
Total long-lived assets	$9,106,111	$6,745,673

For the three months ended March 31, 2019, the Company had one customer that accounted for 10% or more of total revenue. For the three months ended March 31, 2018, the Company had no customers that accounted for 10% of total revenue.

As of March 31, 2019, the Company had three customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2018, the Company had one customer that accounted for 10% or more of the gross accounts receivable balance.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In connection with the 2017 Plan, the Company incurred severance expense of $1.2 million for the fiscal year ended December 31, 2017. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended March 31, 2019, the Company incurred lease disposal-related costs for this property of $0.2 million.

The following table summarizes the activity during 2018 and 2019 related to restructuring liabilities recorded in connection with the 2013 and 2017 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at December 31, 2017	$648,399	$—	$648,399
Additions (Reductions)	(173,263)	—	(173,263)
Utilized/Paid	(13,774)	—	(13,774)
Balance at March 31, 2018	$461,362	$—	$461,362
Additions (Reductions)	—	809,245	809,245
Utilized/Paid	—	(312,507)	(312,507)
Balance at June 30, 2018	$461,362	$496,738	$958,100
Additions (Reductions)	—	315,283	315,283
Utilized/Paid	—	(331,405)	(331,405)
Balance at September 30, 2018	$461,362	$480,616	$941,978
Additions (Reductions)	—	310,314	310,314
Utilized/Paid	—	(337,484)	(337,484)
Balance at December 31, 2018	$461,362	$453,446	$914,808
Additions (Reductions)	—	157,693	157,693
Utilized/Paid	—	(187,833)	(187,833)
Balance at March 31, 2019	$461,362	$423,306	$884,668

The severance and facility related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2013 and 2017 Plans are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

(18) Subsequent Events

Management has evaluated subsequent events through May 15, 2019, the date which these consolidated financial statements were issued, noting no items that would impact the accounting for events or transactions in the current period require disclosures.

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

OVERVIEW

We are pleased with our sales performance and financial results for the quarter, which continued the return to profitability the Company has sustained since the end of 2017. The three months ended March 31, 2019 marked our seventh consecutive quarter of operational profitability before restructuring charges. Our products play a key role in efficiently managing and protecting critical data within enterprises around the world, and we are pleased with our recent sales success in key strategic markets, such as the Americas. Given our improved financial stability due to our recently completed financing and continually improving operational efforts, our focus for the balance of the year will be to seize upon strategic growth and foster continued product innovation.

During the three months ended March 31, 2019 we recorded a net loss of $0.1 million, as compared with net income of $0.5 million for the same period of the previous year, in part as a result of the impact of non cash restructuring charges incurred in connection with our cost reduction efforts, and the timing of our revenue recognition, as the majority of our sales for the current year peaked at the end of the quarter.

Deferred revenue as of March 31, 2019 totaled $9.3 million, compared with $9.4 million as of December 31, 2018.

Overall, total revenue for the three months ended March 31, 2019 decreased 10% to $4.5 million, compared with $5.0 million in the prior year period. The decrease in revenue was driven by several factors. First, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and in the acquisition of new customers declined from the prior year. Second, customer attrition continued which decreased maintenance renewal revenue, and finally timing, as the volume of our sales peaked during the final weeks of the quarter.
Total cost of revenue for the three months ended March 31, 2019 decreased 15% to $0.6 million, compared with $0.8 million in the prior year period. Total gross profit decreased $0.4 million, or 9%, to $3.8 million for the three months ended March 31, 2019, compared with $4.2 million for the prior year period. Total gross margin increased to 86% for the three months ended March 31, 2019, compared with 85% for the prior year period. The decrease in our total gross profit in absolute dollars was primarily due to the decrease in revenue. The increase in total gross margin was primarily due to the mix of sales and our cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.
Overall, our total operating expenses for the three months ended March 31, 2019 declined 0.1 million, or 2%, to $3.6 million, as compared to $3.7 million for the same period of the previous year.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2018.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the three months ended March 31, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change Period to Period
	2019		2018
Revenue:
Product revenue	$1,745,784	39%	$1,933,944	39%	$(188,160)	(10)%
Support and services revenue	2,747,194	61%	3,060,005	61%	(312,811)	(10)%
Total revenue	4,492,978	100%	4,993,949	100%	(500,971)	(10)%
Cost of revenue:
Product	79,669	2%	26,150	1%	53,519	205%
Support and service	563,745	13%	728,888	15%	(165,143)	(23)%
Total cost of revenue	643,414	14%	755,038	15%	(111,624)	(15)%
Gross profit	3,849,564	86%	4,238,911	85%	(389,347)	(9)%
Operating expenses:
Research and development costs	947,384	21%	1,004,698	20%	(57,314)	(6)%
Selling and marketing	1,040,289	23%	1,193,550	24%	(153,261)	(13)%
General and administrative	1,476,296	33%	1,654,940	33%	(178,644)	(11)%
Restructuring costs (benefit)	157,693	4%	(173,263)	(3)%	330,956	*
Total operating expenses	3,621,662	81%	3,679,925	74%	(58,263)	(2)%
Operating income	227,902	5%	558,986	11%	(331,084)	(59)%
Interest and other income (loss), net	(265,223)	(6)%	10,330	—%	(275,553)	*
Income (loss) before income taxes	(37,321)	(1)%	569,316	11%	(606,637)	*
Income tax expense	87,586	2%	62,439	1%	25,147	40%
Net income (loss)	$(124,907)	(3)%	$506,877	10%	$(631,784)	*
Less: Accrual of Series A redeemable convertible preferred stock dividends	247,027	5%	243,167	5%	3,860	2%
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—%	2,269,042	45%	(2,269,042)	(100)%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	129,239	3%	38,105	1%	91,134	239%
Net loss attributable to common stockholders	$(501,173)	(11)%	$(2,043,437)	(41)%	$1,542,264	(75)%

 Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Total revenue for the three months ended March 31, 2019 decreased 10% to $4.5 million, compared with $5.0 million in the prior year period.

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

For the three months ended March 31, 2019 and 2018, product revenue represented 39% of our total revenue. Product revenue of $1.7 million for the three months ended March 31, 2019 decreased $0.2 million, or 10%, from $1.9 million in the prior year period.

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

Maintenance and technical support services revenue for the three months ended March 31, 2019 decreased to $2.6 million, as compared to $2.9 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in revenue over the previous year reflects a decline in maintenance renewal revenue, as a result of customer attrition, a smaller volume of new customers, a decline in new product license and maintenance sales and timing, as our sales for the current period peaked near the close of the quarter.

Professional services revenue for the three months ended March 31, 2019 remained constant, at $0.1 million, year over year. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended March 31, 2019 decreased 15% to $0.6 million, compared with $0.8 million in the prior year period. Total gross profit decreased $0.4 million, or 9%, to $3.8 million for the three months ended March 31, 2019, compared with $4.2 million for the prior year period. Total gross margin increased to 86% for the three months ended March 31, 2019, compared with 85% for the prior year period. The decrease in our total gross profit, in absolute dollars, was primarily due to the decrease in revenue. The increase in total gross margin was driven by cost reduction initiatives and sales mix during the current reporting period. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of product revenue for the three months ended March 31, 2019 increased 205% to $79,669, compared with $26,150 in the prior year period. Product gross margin for the three months ended March 31, 2019 declined modestly, year over year, to 95% from 99% for the same period in 2018. The decrease in product gross margin in absolute dollars was primarily attributable to a decline in product sales revenue, year over year. The decline in margin for the current year period was primarily due to product mix, as the volume of our appliance and hardware sales, which deliver a lower margin, increased 110%, as compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended March 31, 2019 decreased 23% to $0.6 million, compared with $0.7 million in the prior year period. Support and service gross margin increased to 79% for the three months ended March 31, 2019, compared with 76% for the prior year period, primarily attributable to a reduction in personnel related costs.

Operating Expenses

Our operating expenses for the three months ended March 31, 2019 declined 0.1 million to $3.6 million from $3.7 million, for the previous year period. Operating expenses include $0.2 million of restructuring costs incurred in connection with our cost reduction efforts during the current period. Excluding restructuring charges, operating expenses declined $0.4 million, as compared to the same period of the previous year. This decline was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.1 million, or 6%, to $0.9 million for the three months ended March 31, 2019, from $1.0 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses declined $0.2 million to $1.0 million from $1.2 million for the previous year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce, tighter expense controls and overall operational efficiencies.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $0.2 million to $1.5 million for the three months ended March 31, 2019, as compared to $1.7 million for the prior year period. This decline, year over year, reflects a decrease in personnel related costs resulting from our reduction in headcount, tighter expense controls and overall operational efficiencies.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. As part of this consolidation effort, the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended March 31, 2019, the Company incurred lease disposal-related costs for this property of $0.2 million.

Restructuring expense increased $0.3 million for the three months ended March 31, 2019 to $0.2 million, as compared to a restructuring benefit of $0.2 million in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, decreased $0.3 million to a loss of $0.3 million for the three months ended March 31, 2019, compared with income of $0.0 million in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. The decrease in interest and other income (loss) for the three months ended March 31, 2019 as compared to the prior year period was driven in part by $0.2 million of interest expense incurred in connection with our Term Loan.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended March 31, 2019 and 2018, the Company recorded an income tax provision of $0.1 million consisting primarily of state and local, and foreign taxes.

As of March 31, 2019, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of March 31, 2019 and December 31, 2018 totaled $2.4 million and $3.1 million, respectively. Such decrease was primarily the result of the $0.5 million prepayment of outstanding principle owed under the Amended and Restated Loan Agreement during the three months ended March 31, 2019.

We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through 2019.

Cash Flow Analysis

Cash flow information is as follows:

	Three Months Ended March 31,
	2019	2018
Cash (used in) provided by:
Operating activities	(104,229)	1,212,349
Investing activities	(68,805)	(27,798)
Financing activities	(489,321)	2,358,627
Effect of exchange rate changes	(29,173)	8,610
Net increase (decrease) in cash and cash equivalents	$(691,528)	$3,551,788

Net cash used in operating activities totaled $0.1 million for the three months ended March 31, 2019, compared with $1.2 million of net cash provided by operating activities in the prior year period. The changes in net cash used in operating activities for the three months ended March 31, 2019, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $0.1 million for the three months ended March 31, 2019, compared with net cash used in investing activities of $0.0 million in the prior year period. Included in investing activities are purchases of property and equipment, capitalized software development costs, cash received from security deposits and purchases of intangible assets.
.
Net cash used in financing activities totaled $(0.5) million for the three months ended March 31, 2019, compared with net cash provided by financing activities of $2.4 million in the prior year period. The three months ended March 31, 2019 reflects the partial repayment of principle under our Term Loan in January of the current year. Included in the three months ended March 31, 2018 are proceeds from the issuance of long-term debt received in connection with the Commitment during the prior year.

Total cash and cash equivalents decreased $0.7 million to $2.4 million at March 31, 2019 compared to December 31, 2018.

Contractual Obligations

As of March 31, 2019, our significant commitments are related to (i) the Amended Restated Loan Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2019:

	Operating Leases	Note Payable (c)	Interest Payments (a) (c)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2019	$1,265,236	$—	$187,500	$—	$—	$—
2020	1,567,637	—	250,000	—	—	—
2021	596,475	3,510,679	125,000	—	—	—
2022	—	—	—	—	—	—
Other	—	—	—	194,824	9,000,000	5,244,240
Total contractual obligations	$3,429,348	$3,510,679	$562,500	$194,824	$9,000,000	$5,244,240
Sublease income	$(1,312,746)	$—	$—	$—	$—	$—
Net contractual obligations	$2,116,602	$3,510,679	$562,500	$194,824	$9,000,000	$5,244,240

(a) The cash obligations for interest requirements reflect floating rate debt obligations on the balance of our Note Payable at March 31, 2019 using interest rate in effect at such time.

(b) Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

(c) See Note (9) Notes Payable and Stock Warrants to our unaudited condensed consolidated financial statements for further information and for a detailed description of the Amended and Restated Loan Agreement.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1), "Summary of Significant Accounting Policies" of our 2018 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2018, other than those noted below.

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2019 and 2018, approximately 78% and 77% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2019, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.6 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are not effective as of the end of the period covered by this report. We describe this deficiency and the steps we have taken to remedy such deficiency in our discussion of internal control over financial reporting below.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is not effective as of that date because of the following material weakness:

During the three months ended March 31, 2019, the Company did not fully document all the COSO framework (2013) mandated system controls in place nor did the Company have an independent party complete testing of the controls as of March 31, 2019. The Company has implemented certain mitigating controls such as secondary reviews by senior management, variance analysis reporting and cash-flow monitoring, which insured that both internal and external financial reporting included all the information and disclosures required by generally accepted accounting principles in the United States of America.

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

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our 2018 Form 10-K.

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

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – March 31, 2019 and December 31, 2018.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2019 and 2018.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three Months Ended March 31, 2019 and 2018.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three Months Ended March 31, 2019 and 2018.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2019 and 2018.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – March 31, 2019.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
May 15, 2019	(principal executive officer)