Form 10-Q
period 2019-06-30
FALCONSTOR SOFTWARE INC
filed 2019-08-14
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

 The number of shares of common stock outstanding as of July 31, 2019 was 591,871,719 (such amount does not reflect a 100-1 reverse stock split effected subsequent to July 31,2019).
.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,400,953	$3,059,677
Accounts receivable, net of allowances of $191,458 and $162,112, respectively	1,706,141	3,605,411
Prepaid expenses and other current assets	1,736,775	1,909,846
Contract assets	838,273	637,179
Inventory	104,737	14,885
Total current assets	6,786,879	9,226,998
Property and equipment, net of accumulated depreciation of $18,250,566 and $18,194,827, respectively	484,588	433,935
Operating lease right-of-use assets	2,454,349	—
Deferred tax assets, net	553,738	545,044
Software development costs, net	46,136	88,769
Other assets	1,037,877	919,609
Goodwill	4,150,339	4,150,339
Other intangible assets, net	85,746	91,334
Contract assets, net of current portion	222,825	516,643
Total assets	$15,822,477	$15,972,671
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,109,862	$551,389
Accrued expenses	2,284,591	2,879,473
Operating lease liabilities, net	1,753,015	—
Deferred revenue	5,071,197	6,859,592
Total current liabilities	10,218,665	10,290,454
Other long-term liabilities	760,574	1,549,692
Notes payable, net	2,746,419	3,124,827
Operating lease liabilities, net of current portion	1,281,804	—
Deferred tax liabilities, net of current portion	297,715	297,890
Deferred revenue, net	3,615,556	2,506,898
Total liabilities	18,920,733	17,769,761
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $11,671,866 and $11,104,923, respectively	10,523,748	9,756,706
Stockholders' deficit:
Common stock - $.001 par value, 800,000,000 shares authorized, 5,887,733 shares and 5,872,552 shares issued and outstanding, respectively	5,888	5,873
Additional paid-in capital	112,501,652	113,243,227
Accumulated deficit	(124,204,424)	(122,907,794)
Accumulated other comprehensive loss, net	(1,925,120)	(1,895,102)
Total stockholders' deficit	(13,622,004)	(11,553,796)
Total liabilities and stockholders' deficit	$15,822,477	$15,972,671
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$1,470,430	$983,645	$3,216,214	$2,917,589
Support and services revenue	2,528,959	3,027,936	5,276,153	6,087,941
Total revenue	3,999,389	4,011,581	8,492,367	9,005,530
Cost of revenue:
Product	755,796	39,740	835,470	65,890
Support and service	537,105	590,309	1,107,590	1,319,197
Total cost of revenue	1,292,901	630,049	1,943,060	1,385,087
Gross profit	2,706,488	3,381,532	6,549,307	7,620,443
Operating expenses:
Research and development costs	764,276	928,097	1,720,847	1,932,795
Selling and marketing	1,296,909	872,109	2,369,347	2,065,659
General and administrative	1,397,886	1,451,884	2,826,085	3,106,824
Restructuring costs	202,679	809,245	360,372	635,982
Total operating expenses	3,661,750	4,061,335	7,276,651	7,741,260
Operating loss	(955,262)	(679,803)	(727,344)	(120,817)
Interest and other loss, net	(80,217)	(323,750)	(345,456)	(313,420)
Loss before income taxes	(1,035,479)	(1,003,553)	(1,072,800)	(434,237)
Income tax expense	136,244	551	223,830	62,990
Net loss	$(1,171,723)	$(1,004,104)	$(1,296,630)	$(497,227)
Less: Accrual of Series A redeemable convertible preferred stock dividends	256,553	214,963	503,580	458,130
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	—	2,269,042
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	134,223	77,645	263,462	115,750
Net loss attributable to common stockholders	$(1,562,499)	$(1,296,712)	$(2,063,672)	$(3,340,149)
Basic net loss per share attributable to common stockholders	$(0.27)	$(1.54)	$(0.35)	$(5.17)
Diluted net loss per share attributable to common stockholders	$(0.27)	$(1.54)	$(0.35)	$(5.17)
Weighted average basic shares outstanding	5,879,225	844,482	5,875,907	646,163
Weighted average diluted shares outstanding	5,879,225	844,482	5,875,907	646,163

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,171,723)	$(1,004,104)	$(1,296,630)	$(497,227)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	(49,410)	129,956	(30,018)	44,712
Total other comprehensive income (loss), net of applicable taxes:	(49,410)	129,956	(30,018)	44,712
Total comprehensive loss	$(1,221,133)	$(874,148)	$(1,326,648)	$(452,515)
Less: Accrual of Series A redeemable convertible preferred stock dividends	256,553	214,963	503,580	458,130
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	—	2,269,042
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	134,223	77,645	263,462	115,750
Total comprehensive loss attributable to common stockholders	$(1,611,909)	$(1,166,756)	$(2,093,690)	$(3,295,437)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2019	5,873	113,243,227	(122,907,794)	(1,895,102)	(11,553,796)
Net loss			(124,907)		(124,907)
Share-based compensation to employees		9,251			9,251
Accretion of Series A redeemable convertible preferred stock		(129,239)			(129,239)
Dividends on Series A redeemable convertible preferred stock		(247,027)			(247,027)
Foreign currency translation				19,392	19,392
Balance at March 31, 2019	5,873	112,876,212	(123,032,701)	(1,875,710)	(12,026,326)
Net loss			(1,171,723)		(1,171,723)
Share-based compensation to employees		16,231			16,231
Warrants exercised	15	(15)			—
Accretion of Series A redeemable convertible preferred stock		(134,223)			(134,223)
Dividends on Series A redeemable convertible preferred stock		(256,553)			(256,553)
Foreign currency translation				(49,410)	(49,410)
Balance at June 30, 2019	5,888	112,501,652	(124,204,424)	(1,925,120)	(13,622,004)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2018	601	112,234,058	(130,930,284)	(570,329)	(1,958,843)	(21,224,797)
Net income			506,877			506,877
Share-based compensation to employees		(22,895)				(22,895)
Accretion of Series A redeemable convertible preferred stock		(38,105)				(38,105)
Dividends on Series A redeemable convertible preferred stock		(243,167)				(243,167)
Deemed dividends on Series A redeemable convertible preferred stock		(2,269,042)				(2,269,042)
Purchase of shares						—
Foreign currency translation					(85,245)	(85,245)
Cumulative effect of adoption of ASC 606			8,929,204			8,929,204
Balance at March 31, 2018	601	109,660,849	(121,494,203)	(570,329)	(2,044,088)	(14,447,170)
Net loss			(1,004,104)			(1,004,104)
Warrants issued		4,143,000				4,143,000
Warrants exercised	378	(570,707)		570,329		—
Share-based compensation to employees		29,519				29,519
Accretion of Series A redeemable convertible preferred stock		(77,645)				(77,645)
Dividends on Series A redeemable convertible preferred stock		(214,963)				(214,963)
Foreign currency translation					129,956	129,956
Balance at June 30, 2018	979	112,970,053	(122,498,307)	—	(1,914,132)	(11,441,407)

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,296,630)	$(497,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	223,783	346,346
Share-based payment compensation	25,482	6,624
Provision for (recovery of) returns and doubtful accounts	29,346	(146,052)
Changes in operating assets and liabilities:
Accounts receivable	1,915,823	2,248,771
Prepaid expenses and other current assets	181,764	425,718
Contract assets	92,724	219,141
Inventory	(90,045)	—
Other assets	(114,198)	7,572
Accounts payable	527,623	(300,168)
Accrued expenses and other long-term liabilities	(719,819)	(260,174)
Deferred revenue	(699,893)	(1,350,095)
Net cash provided by operating activities	75,960	700,456
Cash flows from investing activities:
Purchases of property and equipment	(179,048)	(28,408)
Capitalized software development costs	—	(23,599)
Security deposits	(6,398)	33,845
Purchase of intangible assets	(41,736)	(39,861)
Net cash used in investing activities	(227,182)	(58,023)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	2,354,727
Payments of long term-debt	(489,321)	—
Net cash provided by (used in) financing activities	(489,321)	2,354,727
Effect of exchange rate changes on cash and cash equivalents	(18,181)	35,036
Net increase (decrease) in cash and cash equivalents	(658,724)	3,032,196
Cash and cash equivalents, beginning of period	3,059,677	1,011,472
Cash and cash equivalents, end of period	$2,400,953	$4,043,668
Supplemental disclosures:
Cash paid for interest	$119,040	$34,724
Cash paid for income taxes, net	$—	$—
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$503,580	$573,880
Warrants issued	$—	$4,143,000
Deemed dividend	$—	$2,269,042
Discount on preferred stock	$—	$1,602,428
Discount on notes payable	$—	$288,504
Accretion of Series A redeemable convertible preferred stock	$263,462	$115,750

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

(b) Liquidity

As of June 30, 2019, we had a working capital deficiency of $3.4 million, which is inclusive of current deferred revenue of $5.1 million, and a stockholders' deficit of $13.6 million. During the three months ended June 30, 2019, we had a net loss of $1.2 million. During the six months ended June 30, 2019, we had a net loss of $1.3 million and positive cash flow from operations of $0.1 million. Our cash and cash equivalents at June 30, 2019 was $2.4 million, a decrease of $0.7 million as compared to December 31, 2018.

We believe that our cash flows from future operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

(c) Stock Split

On August 8, 2019, the Company effected a 100-for-1 reverse stock split of its issued and outstanding common stock. In connection with the reverse stock split, the Company also decreased its authorized capital to 32,000,000 shares, consisting of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock. The par value of the Company's common stock was not adjusted as a result of the reverse stock split. All of the share and per share information presented in the accompanying financial statements have been adjusted to reflect, unless otherwise indicated, the reverse common stock split on a retroactive basis for all periods and as of all dates presented.

(d)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(e)  Use of Estimates

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

(f)  Unaudited Interim Financial Information

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2019, and the results of its operations for the three and six months ended June 30, 2019 and 2018. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K").

(g)  Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-02, which establishes a right-of-use (ROU) model that requires a lessee to record a right of use (ROU) asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-11, which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative effect adjustment at the beginning of the period of adoption. ASU No. 2018-11 does not require comparative period financial information to be adjusted. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset, a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset ("the leasing criteria"). We have determined that our real estate leases with terms in excess of one year and which do not include an option to purchase the underlying asset, meet the leasing criteria. On January 1, 2019, we adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We elected to apply the transition provisions as of January 1, 2019, the date of adoption, and we recorded lease ROU assets of $2.9 million and related liabilities of $3.6 million million on our balance sheet related to our operating leases. We have no financing leases. There was no change to our condensed consolidated statements of operations or cash flows.

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

(h)  Recently Issued Accounting Pronouncements

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

As of June 30, 2019 and December 31, 2018, accounts receivable, net of allowance for doubtful accounts, was $1.7 million and $3.6 million, respectively. As of June 30, 2019 and December 31, 2018, short and long-term contract assets, net of allowance for doubtful accounts, was $1.1 million and $1.2 million, respectively.

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

Changes in deferred revenue were as follows:

Six Months Ended June 30, 2019
Balance at December 31, 2018	$9,366,490
Deferral of revenue	7,812,630
Recognition of revenue	(8,492,367)
Balance at June 30, 2019	$8,686,753

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $8.7 million as of June 30, 2019, of which the Company expects to recognize approximately 58% of the revenue over the next 12 months and the remainder thereafter.

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

Right of Use Assets and Liabilities

We have various operating leases for office facilities that expire through 2021. Below is a summary of our right of use assets and liabilities as of June 30, 2019.

Right of use assets	$2,454,349
Lease liability obligations, current	1,753,015
Lease liability obligations, less current portion	1,281,804
Total lease liability obligations	$3,034,819
Weighted-average remaining lease term	1.83
Weighted-average discount rate	6.04%

During the three months ended June 30, 2019 and June 30, 2018, we recognized approximately $0.4 million and $1.0 million, respectively, in total operating lease costs. During the six months ended June 30, 2019 and June 30, 2018, we recognized approximately $0.8 million and $1.5 million, respectively, in total operating lease costs. During the three months ended June 30, 2019 and June 30, 2018, operating cash flows from operating leases was approximately $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2019 and June 30, 2018, operating cash flows from operating leases was approximately $1.0 million and $1.1 million, respectively. During the three and six months ended June 30, 2019, we recognized sublease income of approximately $0.2 million and $0.3 million, respectively. We recorded $35,683 in sublease income during the three and six months ended June 30, 2018.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2019, are as follows:

Remainder of 2019	947,848
2020	1,788,450
2021	639,526
Thereafter	—
Total minimum lease payments	3,375,824
Less interest	(341,005)
Present value of lease liabilities	3,034,819

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and restricted stock	11,855	3,702,398	11,855	3,702,398
Series A redeemable convertible preferred stock	87,815	87,815	87,815	87,815
Total anti-dilutive common stock equivalents	99,670	3,790,213	99,670	3,790,213

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Gross carrying amount	$18,735,154	$18,628,762
Accumulated depreciation	(18,250,566)	(18,194,827)
Property and Equipment, net	$484,588	$433,935

For the three months ended June 30, 2019 and 2018, depreciation expense was $61,612 and $71,441, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense was $133,826 and $158,310, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Gross carrying amount	$2,950,132	$2,950,132
Accumulated amortization	(2,903,996)	(2,861,363)
Software development costs, net	$46,136	$88,769

During the three months ended June 30, 2019 and 2018, the Company recorded $11,560 and $58,609, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2019 and 2018, the Company recorded $42,633 and $117,216, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,932,976	$3,891,241
Accumulated amortization	(3,847,230)	(3,799,907)
Net carrying amount	$85,746	$91,334

For the three months ended June 30, 2019 and 2018, amortization expense was $22,740 and $36,541, respectively. For the six months ended June 30, 2019 and 2018, amortization expense was $47,324 and 70,820, respectively.

(7) Share-Based Payment Arrangements

On June 22, 2018, the Company's stockholders adopted the FalconStor Software, Inc. 2018 Incentive Stock Plan (the "2018 Plan"). The 2018 Plan is administered by the Compensation Committee and provides for the issuance of up to 1,471,997 shares of the Company's common stock upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees and directors of, and consultants providing services to, the Company or its affiliates. Exercise prices of the options will be determined by the Compensation Committee, subject to the consent of Hale Capital Partners, LP ("Hale Capital"). The vesting terms shall be performance based and determined by the Compensation Committee, subject to the consent of Hale Capital, based on various factors, including (i) the return of capital to the holders of the Series A Preferred Stock and the Company’s Common Stock in the event of a Change of Control, (ii) the repayment of the Company’s obligations under its senior secured debt, and (iii) the Company’s free cash flow.

The 2016 Incentive Stock Plan (the "2016 Plan") was terminated in April 2018.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of June 30, 2019:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,471,997	220,843	—

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of June 30, 2019:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	4,000
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	7,855
FalconStor Software, Inc., 2000 Stock Option Plan	—	—

Related to the 2016 Plan, many share-based compensation awards were forfeited and the related expense reversed accordingly, resulting in negative expense for the six months ended June 30, 2018. The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue - Support and Service	449	4,875	2,042	13,575
Research and development costs	861	18,744	5,606	41,350
Selling and marketing	1,248	4,525	3,658	12,457
General and administrative	13,673	1,375	14,176	(60,758)
	$16,231	$29,519	$25,482	$6,624

(8) Income Taxes

The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the six months ended June 30, 2019, the Company recorded an income tax provision of $223,830. The effective tax rate for the six months ended June 30, 2019 was (20.9%). The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of June 30, 2019, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

For the six months ended June 30, 2018, the Company recorded an income tax provision of $62,990. The effective tax rate for the six months ended June 30, 2018 was (14.5%). The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of June 30, 2018, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax expense as such amounts are fully offset with a valuation allowance.

The Company’s total unrecognized tax benefits, excluding interest, at June 30, 2019 and December 31, 2018 were $134,246 and $134,246, respectively. As of June 30, 2019 and December 31, 2018, the Company had $63,404 and $57,860, respectively, of accrued interest reflected in accrued expenses. The Company expects to recognize approximately $80,000 of tax benefits in the next twelve months due to expiring statute of limitations, and the recognition will impact the Company's effective tax rate.

(9) Notes Payable and Stock Warrants

The notes payable balance consists of the following:

Notes payable principal balance	$3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Proceeds from issuance of long-term debt	1,000,000
Revaluation of long-term debt	(447,008)
Accretion of discount	202,195
Deferred issuance costs	(87,609)
Total notes payable, net at December 31, 2018	$3,124,827
Repayment of long-term debt	(489,321)
Accretion of discount	110,913
Total notes payable, net at June 30, 2019	$2,746,419

The notes bear interest at prime plus 0.75% and mature on June 30, 2021. As of June 30, 2019, the Company was in compliance with the financial covenants contained in the Amended and Restated Term Loan Credit Agreement.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At June 30, 2019, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At June 30, 2019 and December 31, 2018, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At June 30, 2019 and December 31, 2018, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of June 30, 2019 or December 31, 2018.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	489,489	—	—	489,489
Total derivative liabilities	489,489	—	—	489,489

Total assets and liabilities measured at fair value	$489,489	$—	$—	$489,489

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	498,086	—	—	498,086
Total derivative liabilities	498,086	—	—	498,086

Total assets and liabilities measured at fair value	$498,086	$—	$—	$498,086

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

The fair value of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") is based on its future cash flows discounted at a 15% yield. The fair value of the Company's note payable is based on its future cash flows discounted at 12%. The fair value of the Backstop Warrants and Financing Warrants to purchase approximately 422 million shares of the Company's common stock, was based on the enterprise value of the Company calculated by a third party appraiser less the preferred stock and preferred stock accrued dividends that have a preference over common shares. These warrants were then valued based on a Black Scholes value using volatility of 60% and resulted in a fair value of approximately $0.01 per share.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning Balance	$492,327	$445,838	$498,086	$445,838
Total income (loss) recognized in earnings	(2,838)	37,033	(8,597)	37,033
Ending Balance	$489,489	$482,871	$489,489	$482,871

(11) Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, N.Y. office facility that expires in April 2021. The Company has sublet a portion of this lease. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2018 through 2021. The following is a schedule of future minimum lease payments as well as sublease income for all operating leases as of June 30, 2019:

	Payments	Sublease Income	Net Commitments
2019	$947,848	$(311,888)	$635,960
2020	1,788,450	(623,776)	1,164,674
2021	639,526	(65,194)	574,332
2022	—	—	—
Thereafter	—	—	—
	$3,375,824	$(1,000,858)	$2,374,966

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2019, the Company has not incurred any costs related to warranty obligations.

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

As described under Note 12, the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of June 30, 2019, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

In connection with the appointment of Todd Brooks as Chief Executive Officer, the Board approved an offer letter to Mr. Brooks (the “Brooks Agreement”), which was executed on August 14, 2017. The Brooks Offer Letter provides that Mr. Brooks is entitled to receive an annualized base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Brooks will also be eligible for a cash bonus of $17,500 for any quarter that is free cash flow positive on an operating basis and additional incentive compensation of an annual bonus of up to $200,000, subject to attainment of performance objectives to be mutually agreed upon and established. Pursuant to the Brooks Agreement, the Company created the 2018 Plan, which was adopted by the Company's stockholders on June 22, 2018. The 2018 Plan provides for the issuance of up to 1,471,997 shares which is based on up to 15% of the equity of the Company on a fully diluted basis, plus potentially two additional tranches of 2.5% of the equity of the Company on a fully diluted basis. Mr. Brooks’ employment can be terminated at will. If Mr. Brooks’ employment is terminated by the Company other than for cause he is entitled to receive severance equal to twelve (12) months of his base salary if (i) he has been employed by the Company for at least twelve (12) months at the time of termination or (ii) a change of control has occurred within six (6) months of Mr. Brooks’ employment. Except as set forth in the preceding sentence, Mr. Brooks is entitled to receive severance equal to six (6) months of his base salary if he has been employed by the Company for less than six (6) months and his employment was terminated by the Company without cause. Mr. Brooks is also entitled to vacation and other employee benefits in accordance with the Company’s policies as well as reimbursement for an apartment.

In connection with the appointment of Brad Wolfe as the Company's Chief Financial Officer, the Board approved an offer letter to Mr. Wolfe (the “Wolfe Offer Letter”), which was executed on April 4, 2018. The Wolfe Offer Letter provides that Mr. Wolfe is entitled to receive an annualized base salary of $240,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Wolfe will also be eligible for a cash bonus of $10,000 for any quarter which has net working capital cash in excess of $27,500 and additional incentive compensation of an annual bonus of up to $70,000, subject to attainment of performance objectives to be mutually agreed upon and established.

As described under Note 17, the Company has incurred certain restructuring costs in connection with restructuring plans adopted in 2013 and 2017.

In addition, as of June 30, 2019, the Company's liability for uncertain tax positions totaled $197,650. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

(12) Series A Redeemable Convertible Preferred Stock

The Company has 900,000 shares of Series A Preferred Stock outstanding. Pursuant to the Amended and Restated  Certificate of Designations, Preferences and Rights  for the Series A Preferred Stock (the ”Certificate of Designations”), each share of Series A Preferred Stock can be converted into shares of the Company’s Common Stock, at an initial conversion price of $1.02488 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, (i) at any time at the option of the holder or (ii) by the Company if, following the first anniversary of the issuance of the Series A Preferred Stock (subject to extension under certain circumstances), the volume weighted average trading price per share of the Company’s Common Stock for sixty (60) consecutive trading days exceeds 250% of the conversion price and continues to exceed 225% of the conversion price through the conversion date, subject at all times to the satisfaction of, and the limitations imposed by, the equity conditions set forth in the Certificate of Designations (including, without limitation, the volume limitations set forth therein). In connection with the consummation of the reverse stock split, on August 8, 2019, as described in Note (18), Subsequent Events, the conversion price is changing to $102.488 per share.
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

As of June 30, 2019 and December 31, 2018, the fair value of these derivative instruments was $489,489 and $498,086, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the six months ended June 30, 2019 and June 30, 2018 of $(8,597) and $37,033, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning Balance	$492,327	$445,838	$498,086	$445,838
Total income (loss) recognized in earnings	(2,838)	37,033	(8,597)	37,033
Ending Balance	$489,489	$482,871	$489,489	$482,871

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the Commitment, Hale Capital agreed to the Series A mandatory extension and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the three and six months ended June 30, 2019 and 2018, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,171,723)	$(1,004,104)	$(1,296,630)	$(497,227)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	256,553	214,963	503,580	458,130
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	—	2,269,042
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	134,223	77,645	263,462	115,750
Net loss attributable to common stockholders	$(1,562,499)	$(1,296,712)	$(2,063,672)	$(3,340,149)

The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	$9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accrued dividends	683,742
Accretion of preferred stock	363,280
Total Series A redeemable convertible preferred stock, net at December 31, 2018	$9,756,706
Accrued dividends	503,580
Accretion of preferred stock	263,462
Total Series A redeemable convertible preferred stock, net at June 30, 2019	$10,523,748

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2019 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at March 31, 2019	$(1,902,513)	$26,803	$(1,875,710)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications	(49,410)	—	(49,410)
Total other comprehensive loss	(49,410)	—	(49,410)
Accumulated other comprehensive income (loss) at June 30, 2019	$(1,951,923)	$26,803	$(1,925,120)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2018 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at March 31, 2018	$(2,066,185)	$22,097	$(2,044,088)
Other comprehensive income (loss)
Other comprehensive income before reclassifications	129,956	—	129,956
Total other comprehensive income	129,956	—	129,956
Accumulated other comprehensive income (loss) at June 30, 2018	$(1,936,229)	$22,097	$(1,914,132)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2019 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(1,921,905)	$26,803	$(1,895,102)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications	(30,018)	—	(30,018)
Total other comprehensive loss	(30,018)	—	(30,018)
Accumulated other comprehensive income (loss) at June 30, 2019	$(1,951,923)	$26,803	$(1,925,120)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2018 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(1,980,940)	$22,097	$(1,958,843)
Other comprehensive income (loss)
Other comprehensive income before reclassifications	44,711	—	44,711
Total other comprehensive income (loss)	44,711	—	44,711
Accumulated other comprehensive income (loss) at June 30, 2018	$(1,936,229)	$22,097	$(1,914,132)

(14) Stockholders' Equity

Amendments to Articles of Incorporation

On August 8, 2019, following stockholder approval, the Company filed a certificate of amendment to the Company’s Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to reduce the authorized shares of common stock, $.001 par value per share, to 30,000,000. In connection with this event, the Company effected a 100-for-1 reverse stock split of its issued and outstanding common stock. The par value of common stock was not adjusted as a result of the reverse stock split. Unless otherwise indicated, all of the share and per share information presented in the accompanying financial statements have been adjusted to reflect the reverse common stock split on a retroactive basis for all periods and as of all dates presented. See "Subsequent Events" under Note 18.

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

Stock Repurchase Activity

During the three and six months ended June 30, 2019 and 2018, the Company did not repurchase any shares of its common stock. As of June 30, 2019, the Company had the authorization under previous Board approved stock repurchase plans to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and six months ended June 30, 2019 and 2018, and the location of long-lived assets as of June 30, 2019 and December 31, 2018, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Americas	$1,496,988	$931,246	$2,497,805	$2,062,895
Asia Pacific	194,074	1,631,910	2,267,388	3,580,334
Europe, Middle East, Africa and Other	2,308,327	1,448,425	3,727,174	3,362,301
Total Revenue	$3,999,389	$4,011,581	$8,492,367	$9,005,530

	June 30, 2019	December 31, 2018
Long-lived assets:
Americas	$7,646,573	$5,852,995
Asia Pacific	1,226,438	736,970
Europe, Middle East, Africa and Other	162,587	155,708
Total long-lived assets	$9,035,598	$6,745,673

For the three and six months ended June 30, 2019, the Company had two and one customers that accounted for 10% or more of total revenue, respectively. For the three and six months ended June 30, 2018, the Company had one customer that accounted for 10% of total revenue.

As of June 30, 2019, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2018, the Company had one customer that accounted for 10% or more of the gross accounts receivable balance.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In connection with the 2017 Plan, the Company incurred severance expense of $1.2 million for the fiscal year ended December 31, 2017. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the six months ended June 30, 2019, the Company incurred lease disposal-related costs for this property of $0.4 million.

The following table summarizes the activity during 2018 and 2019 related to restructuring liabilities recorded in connection with the 2013 and 2017 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at December 31, 2017	$648,399	$—	$648,399
Additions (Reductions)	(173,263)	—	(173,263)
Utilized/Paid	(13,774)	—	(13,774)
Balance at March 31, 2018	$461,362	$—	$461,362
Additions (Reductions)	—	809,245	809,245
Utilized/Paid	—	(312,507)	(312,507)
Balance at June 30, 2018	$461,362	$496,738	$958,100
Additions (Reductions)	—	315,283	315,283
Utilized/Paid	—	(331,405)	(331,405)
Balance at September 30, 2018	$461,362	$480,616	$941,978
Additions (Reductions)	—	310,314	310,314
Utilized/Paid	—	(337,484)	(337,484)
Balance at December 31, 2018	$461,362	$453,446	$914,808
Additions (Reductions)	—	157,693	157,693
Utilized/Paid	—	(187,833)	(187,833)
Balance at March 31, 2019	$461,362	$423,306	$884,668
Additions (Reductions)	—	202,679	202,679
Utilized/Paid	—	(238,090)	(238,090)
Balance at June 30, 2019	$461,362	$387,895	$849,257

The severance and facility related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2013 and 2017 Plans are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

(18) Subsequent Events

On August 6, 2019, following stockholder approval, the Company filed a certificate of amendment (which was effective August 8, 2019) to the Company’s Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to reduce the authorized shares of common stock, $.001 par value per share, to 30,000,000. In connection with this event, the Company effected a 100-for-1 reverse stock split of its issued and outstanding common stock. The par value of common stock was not adjusted as a result of the reverse stock split. Unless otherwise indicated, all of the share and per share information presented in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect the reverse common stock split on a retroactive basis for all periods and as of all dates presented.

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

On August 6, 2019, following stockholder approval, the Company filed a certificate of amendment (which was effective August 8, 2019) to the Company’s Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to reduce the authorized shares of common stock, $.001 par value per share, to 30,000,000. In connection with this event, the Company effected a 100-for-1 reverse stock split of its issued and outstanding common stock. The par value of common stock was not adjusted as a result of the reverse stock split. Unless otherwise indicated, all of the share and per share information presented in the accompanying financial statements have been adjusted to reflect the reverse common stock split on a retroactive basis for all periods and as of all dates presented.

OVERVIEW

We closed the three months ended June 30, 2019 with $ 3.5 million in billings, as compared to $3.1 million for the same period of the previous year. This 15% growth in billings, year over year, was driven by record sales in the Americas, where billings increased 114% as compared to the prior year. On a product specific basis, this growth also reflects progress with Virtual Tape Library (VTL), where Q2 billings grew by 82%, as compared to the previous year. Year over year, we have also reduced our China-specific risk exposure significantly. China now represents just 2% of our total sales, as compared to 12% in 2018. Our software solutions play a key role in efficiently managing and protecting critical data for businesses around the world, and we are pleased with our recent sales success in key strategic markets, such as the Americas. Given our improved financial stability in the wake of our financing in 2018, our focus for the final stretch of the year will be to enhance our efficiency, seize upon strategic growth and foster continued product innovation.

During the three months ended June 30, 2019, we recorded a net loss of $1.2 million, as compared with a net loss of $1.0 million for the same period of the previous year. Despite our growth in sales, our results were constrained by product mix, as a result of higher than anticipated hardware and appliance sales during the current period, which yield significantly less profit margins, as compared to our key proprietary software license offerings.

Deferred revenue as of June 30, 2019 totaled $8.7 million, compared with $9.4 million as of December 31, 2018.

During the three months ended June 30, 2019 we recognized revenue of $4.0 million, as compared with $4.0 million in the prior year period. Revenue recognition on sales is driven by several factors. First, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and the acquisition of new customers. Second, customer retention, which sustains maintenance renewal revenue over long term sales arrangements.
Total cost of revenue for the three months ended June 30, 2019 increased 105% to $1.3 million, compared with $0.6 million in the prior year period. Total gross profit decreased $0.7 million, or 20%, to $2.7 million for the three months ended June 30, 2019, compared with $3.4 million for the prior year period. Total gross margin decreased to 68% for the three months ended June 30, 2019, compared with 84% for the prior year period. The decrease in our total gross margin, and total gross profit in absolute dollars, was primarily due to product mix, as a result of higher than anticipated hardware and appliance sales during the current period, which yield significant less profit margins, as compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.
Overall, our total operating expenses for the three months ended June 30, 2019 declined $0.4 million, or 10%, to $3.7 million, as compared to $4.1 million for the same period of the previous year.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2018.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the three months ended June 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change Period to Period
	2019		2018
Revenue:
Product revenue	$1,470,430	37%	$983,645	25%	$486,785	49%
Support and services revenue	2,528,959	63%	3,027,936	75%	(498,977)	(16)%
Total revenue	3,999,389	100%	4,011,581	100%	(12,192)	—%
Cost of revenue:
Product	755,796	19%	39,740	1%	716,056	1,802%
Support and service	537,105	13%	590,309	15%	(53,204)	(9)%
Total cost of revenue	1,292,901	32%	630,049	16%	662,852	105%
Gross profit	2,706,488	68%	3,381,532	84%	(675,044)	(20)%
Operating expenses:
Research and development costs	764,276	19%	928,097	23%	(163,821)	(18)%
Selling and marketing	1,296,909	32%	872,109	22%	424,800	49%
General and administrative	1,397,886	35%	1,451,884	36%	(53,998)	(4)%
Restructuring costs	202,679	5%	809,245	20%	(606,566)	(75)%
Total operating expenses	3,661,750	92%	4,061,335	101%	(399,585)	(10)%
Operating loss	(955,262)	(24)%	(679,803)	(17)%	(275,459)	41%
Interest and other loss	(80,217)	(2)%	(323,750)	(8)%	243,533	(75)%
Loss before income taxes	(1,035,479)	(26)%	(1,003,553)	(25)%	(31,926)	3%
Income tax expense	136,244	3%	551	—%	135,693	24,627%
Net loss	$(1,171,723)	(29)%	$(1,004,104)	(25)%	$(167,619)	17%
Less: Accrual of Series A redeemable convertible preferred stock dividends	256,553	6%	214,963	5%	41,590	19%
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—%	—	—%	—	—%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	134,223	3%	77,645	2%	56,578	73%
Net loss attributable to common stockholders	$(1,562,499)	(39)%	$(1,296,712)	(32)%	$(265,787)	20%

 Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended June 30, 2019, we recognized revenue of $4.0 million, compared with $4.0 million in the prior year period.

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

For the three months ended June 30, 2019 and 2018, product revenue represented 37% and 25% of our total revenue, respectively. Product revenue of $1.5 million for the three months ended June 30, 2019 increased $0.5 million, or 49% from $1.0 million in the prior year period.

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

Maintenance and technical support services revenue for the three months ended June 30, 2019 decreased to $2.4 million, as compared to $2.9 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in revenue over the previous year reflects a decline in maintenance renewal revenue, as a result of customer attrition, a smaller volume of new customers, a decline in new product license and maintenance sales and timing, as our sales for the current period peaked near the close of the quarter.

Professional services revenue for the three months ended June 30, 2019 remained constant, at $0.1 million, year over year. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended June 30, 2019 increased 105% to $1.3 million, compared with $0.6 million in the prior year period. Total gross profit decreased $0.7 million, or 20%, to $2.7 million for the three months ended June 30, 2019, compared with $3.4 million for the prior year period. Total gross margin decreased to 68% for the three months ended June 30, 2019, compared with 84% for the prior year period. The decrease in our total gross margin and total gross profit, in absolute dollars, was primarily due to product mix, as a result of higher than anticipated hardware and appliance sales during the current period, which yield significant less profit margins, as compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of product revenue for the three months ended June 30, 2019 increased to $755,796, compared with $39,740 in the prior year period. Product gross margin for the three months ended June 30, 2019 declined, year over year, to 49% from 96% for the same period in 2018. The increase in cost of product revenue and decline in gross margin for the current year was primarily due to product mix, as the volume of our appliance and hardware sales, which deliver a lower margin, increased significantly, as compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended June 30, 2019 decreased 9% to $0.5 million, compared with $0.6 million in the prior year period. Support and service gross margin decreased to 79% for the three months ended June 30, 2019, compared with 81% for the prior year period, primarily attributable to a reduction in personnel related costs.

Operating Expenses

Our operating expenses for the three months ended June 30, 2019 declined $0.4 million to $3.7 million from $4.1 million, for the previous year period. Excluding restructuring charges, operating expenses increased $0.2 million, this increase in overhead was principally driven by an increase in promotional expenses, the expansion of our marketing efforts, and an increase in sale related travel related expenses, year over year.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.2 million, or 18%, to $0.8 million for the three months ended June 30, 2019, from $0.9 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $0.4 million to $1.3 million from $0.9 million for the previous year period. This increase was primarily related to an increase in promotional expenses, the expansion of our marketing efforts, and an increase in sale related travel expenses, year over year.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $0.1 million to $1.4 million for the three months ended June 30, 2019, as compared to $1.5 million for the prior year period. This decline, year over year, reflects a decrease in personnel related costs resulting from our reduction in headcount, tighter expense controls and overall operational efficiencies.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. As part of this consolidation effort, the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended June 30, 2019, the Company incurred lease disposal-related costs for this property of $0.2 million.

Restructuring expense decreased $0.6 million for the three months ended June 30, 2019 to $0.2 million, as compared to a restructuring expense of $0.8 million in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, increased $0.2 million to a loss of $0.1 million for the three months ended June 30, 2019, compared with a loss of $0.3 million in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended June 30, 2019 and 2018, the Company recorded an income tax provision of $0.1 million and $0.0 million, respectively, consisting primarily of state and local, and foreign taxes.

As of June 30, 2019, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2018.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the six months ended June 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change Period to Period
(amounts in dollars)	2019		2018
Revenue:
Product revenue	$3,216,214	38%	$2,917,589	32%	$298,625	10%
Support and services revenue	5,276,153	62%	6,087,941	68%	(811,788)	(13)%
Total revenue	8,492,367	100%	9,005,530	100%	(513,163)	(6)%
Cost of revenue:
Product	835,470	10%	65,890	1%	769,580	1,168%
Support and service	1,107,590	13%	1,319,197	15%	(211,607)	(16)%
Total cost of revenue	1,943,060	23%	1,385,087	15%	557,973	40%
Gross profit	6,549,307	77%	7,620,443	85%	(1,071,136)	(14)%
Operating expenses:
Research and development costs	1,720,847	20%	1,932,795	21%	(211,948)	(11)%
Selling and marketing	2,369,347	28%	2,065,659	23%	303,688	15%
General and administrative	2,826,085	33%	3,106,824	34%	(280,739)	(9)%
Restructuring costs	360,372	4%	635,982	7%	(275,610)	(43)%
Total operating expenses	7,276,651	86%	7,741,260	86%	(464,609)	(6)%
Operating loss	(727,344)	(9)%	(120,817)	(1)%	(606,527)	502%
Interest and other loss, net	(345,456)	(4)%	(313,420)	(3)%	(32,036)	10%
Loss before income taxes	(1,072,800)	(13)%	(434,237)	(5)%	(638,563)	147%
Income tax expense	223,830	3%	62,990	1%	160,840	255%
Net loss	$(1,296,630)	(15)%	$(497,227)	(6)%	$(799,403)	161%
Less: Accrual of Series A redeemable convertible preferred stock dividends	503,580	6%	458,130	5%	45,450	10%
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—%	2,269,042	25%	(2,269,042)	(100)%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	263,462	3%	115,750	1%	147,712	128%
Net loss attributable to common stockholders	$(2,063,672)	(24)%	$(3,340,149)	(37)%	$1,276,477	(38)%

 Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Total revenue for the six months ended June 30, 2019 decreased 6% to $8.5 million, compared with $9.0 million in the prior year period.

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

For the six months ended June 30, 2019 and 2018, product revenue represented 38% and 32% of our total revenue, respectively. Product revenue of $3.2 million for the six months ended June 30, 2019 increased $0.3 million, or 10%, from $2.9 million in the prior year period.

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

Maintenance and technical support services revenue for the six months ended June 30, 2019 decreased to $5.0 million, as compared to $5.9 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in revenue over the previous year reflects a decline in maintenance renewal revenue, as a result of customer attrition, a smaller volume of new customers, a decline in new product license and maintenance sales and timing, as our sales for the current period peaked near the close of the quarter.

Professional services revenue for the six months ended June 30, 2019 increased to $0.3 million, as compared to $0.2 million in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the six months ended June 30, 2019 increased 40% to $1.9 million, compared with $1.4 million in the prior year period. Total gross profit decreased $1.1 million, or 14%, to $6.5 million for the six months ended June 30, 2019, compared with $7.6 million for the prior year period. Total gross margin decreased to 77% for the six months ended June 30, 2019, compared with 85% for the prior year period. The decrease in our total gross profit was primarily due to product mix, as a result of higher than anticipated hardware and appliance sales during the current period, which yield significant less profit margins, as compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of product revenue for the six months ended June 30, 2019 increased to $0.8 million, as compared with $0.1 million in the prior year period. Product gross margin for the six months ended June 30, 2019 declined to 74% from 98% for the same period in 2018. The increase in cost of product revenue and decline in gross margin for the current year was primarily due to product mix, as the volume of our appliance and hardware sales, which deliver a lower margin, increased significantly, as compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the six months ended June 30, 2019 decreased 16% to $1.1 million, compared with $1.3 million in the prior year period. Support and service gross margin increased to 79% for the six months ended June 30, 2019, compared with 78% for the prior year period, primarily attributable to a reduction in personnel related costs.

Operating Expenses

Our operating expenses for the six months ended June 30, 2019 declined $0.5 million to $7.3 million from $7.7 million, for the previous year period. Operating expenses include $0.4 million of restructuring costs incurred in connection with our cost reduction efforts during the current period. Excluding restructuring charges, operating expenses declined $0.2 million, as compared to the same period of the previous year. This decline was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.2 million, or 11%, to $1.7 million for the six months ended June 30, 2019, from $1.9 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $0.3 million to $2.4 million from $2.1 million for the previous year period. The increase was driven primarily by an increase in promotional expenses, and the expansion of our marketing efforts.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $0.3 million to $2.8 million for the six months ended June 30, 2019, as compared to $3.1 million for the prior year period. This decline, year over year, reflects a decrease in personnel related costs resulting from our reduction in headcount, tighter expense controls and overall operational efficiencies.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. As part of this consolidation effort, the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the six months ended June 30, 2019, the Company incurred lease disposal-related costs for this property of $0.4 million.

Restructuring expense decreased $0.3 million for the six months ended June 30, 2019 to $0.4 million, as compared to a restructuring expense of $0.6 million in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, resulted in a loss of $0.3 million for the six months ended June 30, 2019, as compared with a loss of $0.3 million in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the six months ended June 30, 2019 and 2018, the Company recorded an income tax provision of $0.2 million and $0.1 million, respectively, consisting primarily of state and local, and foreign taxes.

As of June 30, 2019, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of June 30, 2019 and December 31, 2018 totaled $2.4 million and $3.1 million, respectively. Such decrease was primarily the result of the $0.5 million prepayment of outstanding principle owed under the Amended and Restated Loan Agreement during the six months ended June 30, 2019.

The Amended and Restated Loan Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million. The Amended and Restated Loan Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Loan Agreement, HCP-FVA, an affiliate of Hale Capital  may (and upon the written request of lenders holding in excess of 50% of the Term Loan, which must include HCP-FVA, is required to) accelerate payment of all obligations under the Loan Agreement, and seek other available remedies.

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

We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through for at least twelve months following the issuance of these financial statements.

Cash Flow Analysis

Cash flow information is as follows:

	Six Months Ended June 30,
	2019	2018
Cash (used in) provided by:
Operating activities	75,960	700,456
Investing activities	(227,182)	(58,023)
Financing activities	(489,321)	2,354,727
Effect of exchange rate changes	(18,181)	35,036
Net increase (decrease) in cash and cash equivalents	$(658,724)	$3,032,196

Net cash provided by operating activities totaled $0.1 million for the six months ended June 30, 2019, compared with $0.7 million of net cash provided by operating activities in the prior year period. The changes in net cash provided by operating activities for the six months ended June 30, 2019, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $0.2 million for the six months ended June 30, 2019, compared with net cash used in investing activities of $0.1 million in the prior year period. Included in investing activities are purchases of property and equipment, capitalized software development costs, cash received from security deposits and purchases of intangible assets.
.
Net cash used in financing activities totaled $0.5 million for the six months ended June 30, 2019, compared with net cash provided by financing activities of $2.4 million in the prior year period. The six months ended June 30, 2019 reflects the partial repayment of principle under our Term Loan in January of the current year. Included in the six months ended June 30, 2018 are proceeds from the issuance of long-term debt received in connection with the Commitment during the prior year.

Total cash and cash equivalents decreased $0.7 million to $2.4 million at June 30, 2019 compared to December 31, 2018.

Contractual Obligations

As of June 30, 2019, our significant commitments are related to (i) the Amended Restated Loan Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2019:

	Operating Leases	Note Payable (c)	Interest Payments (a) (c)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2019	$947,848	$—	$125,000	$—	$—	$—
2020	1,788,450	—	250,000	—	—	—
2021	639,526	3,510,679	125,000	—	—	—
2022	—	—	—	—	—	—
Other	—	—	—	197,650	9,000,000	5,244,240
Total contractual obligations	$3,375,824	$3,510,679	$500,000	$197,650	$9,000,000	$5,244,240
Sublease income	$(1,000,858)	$—	$—	$—	$—	$—
Net contractual obligations	$2,374,966	$3,510,679	$500,000	$197,650	$9,000,000	$5,244,240

(a) The cash obligations for interest requirements reflect floating rate debt obligations on the balance of our Note Payable at June 30, 2019 using interest rate in effect at such time.

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended June 30, 2019 and 2018, approximately 63% and 77% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2019, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.6 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is not effective as of that date because of the following material weakness:

During the three months ended June 30, 2019, the Company did not fully document all the COSO framework (2013) mandated system controls in place nor did the Company have an independent party complete testing of the controls as of June 30, 2019. The Company has implemented certain mitigating controls such as secondary reviews by senior management, variance analysis reporting and cash-flow monitoring, which insured that both internal and external financial reporting included all the information and disclosures required by generally accepted accounting principles in the United States of America.

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

Item 6.     Exhibits

3.1
Certificate of Amendment to the Restated Certificate of Incorporation, as amended of  FalconStor Software, Inc., as filed with the Secretary of State of the State of Delaware and effective on August 8, 2019.

10.1	Form of Restricted Stock Agreement between the Company and the Recipient of Restricted Stock incorporated by reference to exhibit 99.1 of the Company's current report on Form 8-K filed June 6, 2019

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – June 30, 2019 and December 31, 2018.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2019 and 2018.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2019 and 2018.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three and Six Months Ended June 30, 2019 and 2018.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2019 and 2018.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – June 30, 2019.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
August 14, 2019	(principal executive officer)