Form 10-K
period 2019-12-31
FALCONSTOR SOFTWARE INC
filed 2020-03-19
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 28, 2019 was $3,382,281 which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of March 17, 2020 was 5,919,295.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2019 ANNUAL REPORT ON FORM 10-K

PART I
Item 1.  Business

OVERVIEW

FalconStor Software, Inc. is a technology company whose mission is to deliver technical innovation that creates investment protection, flexibility, and leverage of modern cloud-based technologies for our enterprise customers. We provide software and cloud services that enable our enterprise customers to better manage, protect, secure, and make use of their valuable data.  Our customers achieve lower costs, simpler operations, greater data security, higher confidence in their business continuity, and greater ability to effectively use their data assets to drive innovation.

Our products are utilized by enterprises and managed service providers across the globe and address two key areas of enterprise data protection; long-term archive retention and reinstatement, and business continuity driven data replication. Our products are software-defined, which means that our technology allows our solutions to be hardware, cloud, and source-data agnostic, giving our customers maximum leverage of existing hardware and software investments. Our innovative integration into modern cloud-based technologies enables our customers to dramatically improve the portability, security, and accessibility of their enterprise data. This accessibility is key in our modern world, where data is not only protected, but also intelligently leveraged to facilitate learning, improve product design, and drive competitive advantage.

The enterprise data protection segments in which we focus our attention are critical to the data protection plans of any enterprise. First, the absolute foundation of any enterprise data protection plan is based on long-term data archive. Whether in the form of application databases, documents, emails, or digital media files, an enterprise is mandated to preserve these information assets for lengthy periods of time to fulfill operational, legal, and regulatory requirements. In fact, expanding government and industry regulations continue to increase mandated retention periods, which now exceed one hundred years in certain cases. In addition, beyond fundamental data retention, modern enterprises desire to leverage their long-term archives for strategic analysis and to unlock new revenue streams. As a result, enterprises must be confident they can securely and cost effectively archive their data, and efficiently access that archived data at any point in the future.

Second, in addition to their long-term data archive foundation, an enterprise frequently needs to maintain operational data redundancy for specific data assets to ensure near real-time business continuity. Our data replication products and associated technologies allow an enterprise to capture snapshots of selected data or entire systems at user-defined intervals and include the ability to replicate data continuously as it is written or modified in real-time. These solutions allow our enterprise customers to recover data back to a specific millisecond in time to completely recover from operational data loss or corruption, including ransomware. As with our long-term archive products, our business continuity driven data replication products are designed to leverage existing enterprise hardware and software investments, while seamlessly enabling the use of new cloud-based data storage technologies.

Our products are available and supported worldwide by a network of leading service providers, systems integrators, resellers, managed services providers, and OEMs.

INDUSTRY BACKGROUND

Enterprises of all sizes are increasingly challenged to securely archive and replicate their data assets. Their challenge continues to grow as new types of digital technologies generate vast amounts of data, as legal and regulatory compliance demands expand, as the number of operationally focused systems and applications deployed increase, and as an enterprise’s need to analyze more and more internal data in search of strategic and competitive advantage become commonplace. These continually expanding data capture and associated data protection use cases have and will continue to result in an explosion in the sheer volume of data an enterprise must effectively maintain.

Long-term data archive is the fastest-growing segment of an enterprise’s data assets. This growth is accelerating as enterprises are increasingly subject to complex regulatory compliance, such as that driven by the Food and Drug Administration (FDA), the Health Insurance Portability and Accountability Act (HIPAA), European Union’s General Data Protection Regulation (GDPR), and the Sarbanes-Oxley Act. As the volume of long-term archive continues to expand, the need for enterprises to securely and cost-effectively store the associated data will only increase.

Traditionally, enterprises have stored their long-term archives within physical tape libraries or on disc-based storage connected directly to internal servers. However, new distributed storage technologies, and public and private cloud-based environments, have created additional cost-effective and scalable options for archive storage. Early adoption of these new storage options has been measured, especially within larger enterprises, as they contemplate security concerns, attempt to optimize existing hardware and data center investments and add the required internal technical experience required to confidently utilize the new technologies and cloud-based environments.

We fundamentally believe that data protection software and solutions, like FalconStor’s, that help enterprises to securely, seamlessly, and cost-effectively optimize their long-term archive storage by providing a bridge to newly available options will be critical to the broader adoption of these new storage environments.

The introduction of new long-term archive storage options has also given rise to a growth in managed service providers (MSPs) remotely managing data protection, primarily to smaller enterprises with a less complex array of data assets. The MSPs are able to leverage modern broadband connectivity and offer more scalable long-term storage options, which will serve to reduce data protection costs for their customers. We believe this trend to outsourced long-term archive data protection will continue.

OUR SOFTWARE PRODUCTS AND SUPPORTING TECHNOLOGY

FalconStor’s software products create investment protection, flexibility, and leverage of modern cloud-based technologies, through software-defined functionality that provides long-term archive retention and reinstatement, and business continuity driven data replication. As a result, our enterprise clients are able to utilize the underlying storage hardware, media, or environment (on-premise or cloud) that best aligns with their strategic needs. Our customers utilize our products to protect data residing in physical, virtual, public-cloud, private-cloud, and multi-cloud environments, and give our them the freedom to optimize their data protection infrastructure and eliminate costly hardware-vendor, cloud, and form-factor lock-in.

Long-Term Archive Retention and Reinstatement Products

FalconStor Virtual Tape Library (“VTL”) - FalconStor introduced its Virtual Tape Library product in the early 2000s and was one of the first software providers to introduce this innovative solution, allowing enterprise customers to emulate and replace cumbersome legacy physical tape libraries for archive related data preservation, without being forced to replace their enterprise backup and archive software and associated processes.

Our VTL product continues to be a leading virtual tape library solution, and we believe it is unmatched in terms of performance and scalability. With VTL, our enterprise customers are able to complete their data archive operations more reliably, with minimal change needed to the legacy archive environment. They are also able to leverage sophisticated physical tape emulation, advanced data security, data-deduplication, and public- or private-cloud based virtual tape archive storage, which are all now seamlessly integrated into our solution. We are dedicated to providing our enterprise customers with the highest performing VTL product in the industry. As such, we subject our VTL solution to independent performance testing, which has demonstrated that our product is 25% faster than the closest competitor and can be executed on hardware that is 1/3 the cost of that required by our closest competitor.

Beyond allowing our customers to benefit from sheer data archive speed, we also enable them to dramatically reduce the amount of data that needs to be archived, by processing their archive data through our integrated data deduplication engine. By eliminating redundant archive data, the archive storage capacity required can be reduced by as much as 95%. Our technology allows our enterprise customers to significantly reduce the cost of storing the ever-growing volume of data subject to long-term archive data protection mandates.

 FalconStor StorSafeTM (“StorSafe”) - Traditionally, enterprises have had limited choice and have been forced to store their archive data on physical tape or within storage arrays installed in an internal data center. Our newest and most innovative long-term archive data management software product, StorSafe, breaks these traditional storage limitations and enables enterprises to securely and cost effectively leverage a wide array of storage options, including ultra efficient and scalable cloud-based storage environments.

With general availability scheduled for 2020, StorSafe, like our proven VTL solution, provides sophisticated physical tape emulation and seamless integration with an enterprise’s legacy backup and archive software and processes. In addition, StorSafe includes our advanced data deduplication technology. However, StorSafe takes long-term archive storage optimization to an entirely new and innovative level. By leveraging patent pending industry-standard Container technology to enable persistent long-term archive storage, our StorSafe solution dramatically improves archive data portability, accessibility, security, and integrity validation, especially as it relates to multi-cloud data storage leverage. As a result, a full spectrum of archive data storage options is made available to our enterprise customers to efficiently utilize essentially any storage environment, while confidently ensuring data security and efficient archive access.

We have designed StorSafe to significantly reduce long-term archive data storage and legal or regulatory mandated compliance costs and redefine long-term archive storage optimization and accessibility for the next decade.

Business Continuity Driven Data Replication Products

FalconStor Continuous Data Protector (“CDP”)

In addition to retaining long-term archive data, enterprises routinely maintain short-term copies, or backups, of data generated by various user applications, to protect against data loss or natural disaster. FalconStor CDP technology reinvents the way data replication and recovery are implemented and performed. Moving beyond once-a-day backup models, CDP combines local and remote protection into a cost-effective, unified, disk-based solution that allows organizations to recover data back to the most recent transaction. Combining application-aware snapshot agents and continuous journaling functions, CDP enables customers to recover data effectively at any point in time. CDP delivers instant data availability and reliable recovery, bringing business applications back online in a matter of minutes after a failure. CDP protects application-specific data for Microsoft, Oracle, SAP, and other business applications, ensuring high performance and stability for even the most complex business environments.

FalconStor Network Storage Server (“NSS”)

The ever expanding capacity of data managed by enterprises creates a continual challenge in ensuring the organization has an adequate amount of available storage. FalconStor NSS is a scalable, highly available solution that enables data storage virtualization and business continuity in heterogeneous environments. Supporting existing third-party disk arrays, NSS eliminates storage boundaries and vendor lock-in, providing fast and secure data storage provisioning and migration. From a small iSCSI virtual server lab to an enterprise-class Fiber Channel SAN running Tier-1 database applications, NSS is designed to meet the data storage needs of any enterprise.

Moving data between different data storage platforms can be complex, complicated, time-consuming, and disruptive to business operations. Our core storage virtualization technology provides a non-disruptive approach to data mobility across different SAN protocols and vendors. With NSS, it becomes a simple operation to move data from older platforms to newer ones or to introduce new storage capacity and tiers. This allows enterprises to respond to evolving performance and capacity requirements, as well as changing data protection mandates.

Our products are sold as stand-alone software, but can also be bundled with standard hardware configurations to simplify implementation for our customers.

Supporting Technology

Our core long-term archive and business continuity driven products are complemented by a set of underlying technologies that streamline usability and overall solution performance.

FalconStor StorSightTM (“StorSight”)

StorSight gives our enterprise customers and MSPs the ability to administer long-term archive and business continuity driven data replication from one centralized management point and to easily test additional FalconStor products they may not be currently licensing. Prior to Q4 2019, our products were managed through two different user consoles; a Java-based console for VTL, and a modern HTML-based console (branded initially as FreeStorTM) for CDP and NSS. To simplify our development efforts and to enable broader use of our products by our enterprise customers, we have unified all user management into our modern HTML-based console and rebranded that unified tool as StorSight. As a result, StorSight is now our unified data protection console used to administer our VTL, StorSafe, CDP, and NSS products.

Our StorSight user console provides deep analytics relative to each FalconStor product as they are utilized in production. StorSight also includes a full array of functionality key to our MSP customers, such as multi-tenancy and charge-back.

StorSight usage licensing is included when customers and MSPs license any FalconStor product.

FalconStor RecoverTracTM (“RecoverTrac”) Disaster Recovery Technology

Our patented RecoverTrac technology streamlines the implementation, testing, and execution of disaster recovery operations. It minimizes service failover time between sites and reduces disaster recovery costs by offering full recovery from physical-to-physical, virtual-to-virtual, and physical-to-virtual server infrastructures. This technology is a disaster recovery automation service, and is included as a standard feature of the FalconStor NSS and the FalconStor CDP products to automate complex, time-consuming, and error-prone failover and failback operations of systems, applications, services, and entire data centers. This technology can also work across those environments, enabling organizations to seamlessly migrate locally, remotely, or to and from cloud environments.

FalconStor MicroScanTM (“MicroScan”) Technology

The patented FalconStor MicroScan technology minimizes the amount of data transferred during replication by eliminating inefficiencies at the application and file system layer. Data changes are replicated at the smallest possible level of granularity, reducing LAN/WAN bandwidth and associated storage costs for disaster recovery (DR), and any time data is replicated from one source to another. Typical storage array-based solutions replicate changes track-by-track. This means that even when the smallest possible data change is made (512 bytes or one disk sector), the file system will write 8K of data, and the array will send the entire track (typically 32KB in size) or four times more than the file system change. In contrast, if MicroScan scans 8K of “new” data and concludes that only 512 bytes (1 disk sector) have truly changed. Only the 512-byte change is sent over the LAN/WAN network, making it 64 times more efficient than sending the full track. As a result, for every one terabyte needing to be sent over the network, FalconStor CDP or FalconStor NSS only needs to send 16 gigabytes. MicroScan is an integral part of the FalconStor replication option for CDP and NSS.

BUSINESS STRATEGY

FalconStor‘s products and supporting technologies serve enterprise IT organizations and managed service providers worldwide and are guided by the following strategies.

Modernize Existing Enterprise Storage Environments While Protecting Investments

As enterprise IT organizations look to modernize their long-term archive and business continuity related data replication, they are challenged by the cost, risk, and disruption upgrades and migrations can cause. Because FalconStor abstracts the data protection services from the physical storage infrastructure, additional capabilities can be added to legacy hardware, eliminating the need and cost to replace that hardware. This delivers discrete value in terms of lowering capital and operational costs, reduced risk and disruption, and significantly faster time to deployment. For IT organizations wishing to deploy new hardware or storage paradigms, including the utilization of private- or public-cloud based storage, our products enable the migration and on-going optimization of data storage to and on those new platforms, versus being forced to start with a new or “greenfield” deployment required by many of the latest hardware vendors. FalconStor offers these organizations a path forward with an approach that minimizes or eliminates risk and disruption to business processes and workflows while lowering both capital and operational costs.

FalconStor intends to continue leveraging the protocol-independent, full featured, unified architecture, analytics, and robust open data services technology of its products to maintain a leadership position in the enterprise storage software market. With the addition of StorSafe, and its associated storage container technology, FalconStor has joined and is dedicated to the Open Source community, which has accelerated development and integration efforts across our entire product suite. FalconStor plans to continue its leadership in this market by delivering technical innovation that creates investment protection, flexibility, and leverage of modern cloud-based technologies for our enterprise customers.

Enable Managed Service Providers

As the managed service provider segment continues to grow, they increasingly have a need to support heterogeneous storage environments across their own data centers and their customer’s environments. Further, MSPs often have different hardware and software capabilities, making it significantly challenging to offer consistent data services across these environments. We believe FalconStor offers several strategic benefits for MSPs:

•Enables the seamless and non-disruptive movement of data from the customer premise to the service provider’s hosted environment;
•Offers common data services across customer’s environments regardless of underlying hardware or technology;
•Allows for the introduction and ability to monetize additional data services they may not have previously been able to offer;
•Provides a low-cost growth opportunity due to the flexibility of StorSight licensing, while eliminating the need to have multiple feature licenses array by array;
•Enables reduced storage management complexity and costs within their infrastructure by eliminating silos, reducing licensing costs and optimizing hardware;
•Optimizes storage hardware based on price/performance needs of customers; and
•Provides analytics for necessary real-time and historical information to achieve SLA's and make economic decisions.

Expand Software and Hardware Strategic Alliances with Industry Leaders

The Flash/SSD, High-Density Shingle Disk, and Cloud Data Archival markets should be key opportunities for us on two fronts: targeting customers wanting to integrate new Flash/SSD, High-Density Shingle Disk, Cloud Data Archival technology into existing IT environments, and OEMs needing to enhance their software stack in order to offer data movement and protection services on their platform. Cloud Service Providers (CSPs) such as AWS, Azure, Wasabi, and Aliyun also represent a growth opportunity. Our mutual customers and partners need help moving data from the customer site to their own facilities as well as a way to deliver common data services across disparate and often incompatible hardware typically found across the provider and end customer environments. We believe FalconStor is positioned to continue to take advantage of these key opportunities in the global marketplace. Our strategic relationships with Hitachi Data Systems, Hitachi Vantara, Fujitsu, DSI, and others should fuel growth across all three major geographies.

Expanded Existing Product Offerings

We will continue to enhance our products to address the ever-changing market dynamics to ensure that FalconStor continues to be a leader in the data protection marketplace.

StorSafe is the newest innovation from FalconStor. It leverages the latest industry-standard software container technology that utilizes virtualization at the application layer versus the systems layer. This powerful differentiator allows StorSafe, the first enterprise-class, persistent storage container, to disaggregate data storage from the system-level components. With FalconStor's successful adaptation of transient container technology, it delivers a persistent, long-term data protection container that is agnostic, heterogeneous, and highly portable, as well as backward compatible and compatible with future technology advancements. It also delivers the capability to seamlessly operate across data centers, and public, private, hybrid, and multi-cloud data storage environment(s). Leveraging the power of container technologies has also allowed the development of robust active and passive features and functionality that are necessary to meet integrity, validation, and journal-based auditing. These advancements are essential to meet the chain of custody mandates that are inherent in long-term data retention plans subject to compliance, regulatory, legal discovery, and privacy laws that continue to evolve and mature.

Market Approach

FalconStor continues to focus on enterprise customers, managed service providers, cloud service providers, as well as OEM partners. These markets offer the most significant opportunity and are best suited to realize the value of FalconStor products, and provide an efficient and effective access to broad, worldwide markets.

Growth Drivers

New regulations and laws governing the processing, storage, retention, protection, and reinstatement of high-value information assets are driving double-digit growth in the data protection markets. Additionally, we believe that data archives will play an increasing role in training and validating AI and Machine Learning algorithms and optimizing strategic analytic model outcomes. Given FalconStor's long history and deep skillset of the unique challenges associated with long-term storage, we feel we are in an excellent position to capitalize on data assets that are subject to new protection requirements with our existing product portfolio. Our innovative StorSafe product is designed and architected to leverage the scale-up and scale-out capabilities found in today's public and private clouds to support the expanding long-term data protection market demand that is estimated to grow into the Zettabyte (10^21) range by 2030 (IDC). In addition, we believe our innovative integration of long-term archive storage into modern cloud-based technologies will enable our customers to dramatically improve the portability, security, and accessibility of their enterprise data. We believe, this accessibility will be key in our modern world, where data is not only protected, but also intelligently leveraged to facilitate learning, improve product design, and drive competitive advantage.

SALES ROUTES TO MARKET

FalconStor continues to sell products through:

•Authorized partners, value-added resellers (VARs), solution providers, and large system integrators
•Direct Market Resellers (DMRs) and Distributors
•Managed Service Providers (MSPs) and Cloud Service Providers (CSPs)
•Original Equipment Manufacturers (OEMs)

Professional Services

FalconStor’s Professional Services personnel are also available to assist customers and partners throughout the lifecycle of FalconStor product deployments. The Professional Services team includes experienced Storage Architects (expert field engineers) who can assist in the assessment, planning/design, implementation, and test phases of the deployment project, and a Technical Support Group for post-deployment assistance and ongoing support.

MARKETING

We focus our efforts to increase awareness and demand for FalconStor products by targeting our efforts at our extensive global installed base and the expanding awareness in the emerging long-term data protection market.

PRODUCT LICENSING

Historically, the majority of our software licenses have been sold on a per terabyte capacity basis and have included a perpetual right to use the licensed capacity. Over the last several years, we have also offered our capacity-based licenses on a subscription or term-based model, which gives a customer the right to utilize the licensed terabyte capacity over a designated period of time. We expect revenue from subscription-based per terabyte licensing to increase over the next several years.

COMPETITION

Long-Term Archive Retention and Reinstatement

We believe our VTL and StorSafe products are positioned well in the marketplace. Given the fact that these products are designed to integrate with an enterprise’s legacy backup and archive software and processes, the level of competition we typically face is limited to DellEMC’s Data Domain virtual tape library product.

One could argue that we also compete with legacy backup and archive vendors such as Veritas, and Commvault; however, in practice, our products are more complimentary to their solutions than competitive, as our solutions do not require their solutions to be retired or replaced. In fact, our enterprise customers view the ability to maintain their legacy software solutions and processes as a key differentiator for selecting FalconStor, as it is common for them to use backup and archive products from multiple vendors. By inserting our VTL or StorSafe product, they are able to aggregate all of their archive data easily and control global data deduplication and archive storage from one central point.

Our enterprise customers also view the fact that our VTL and StorSafe products operate effectively with Windows, Linux, and IBM i operating system (OS) environments as a key differentiator. As a result, we execute specific go-to-market efforts to identify enterprise customers that have multiple OS environments in production.

Beyond the differentiation our VTL and StorSafe products provide related to existing infrastructure integration, we also believe the innovations we are delivering to improve long-term archive retention and reinstatement dramatically, will serve as important competitive differentiators for FalconStor over the next several years. This belief is founded on the fact that our new innovations are designed to significantly improve archive data portability, security, and integrity validation. In addition, our new innovations are designed to allow our enterprise customers to seamlessly leverage multiple private- or public-clouds at one time to significantly reduce archive data storage costs.

Business Continuity Driven Data Replication

Competition within the business continuity driven data replication space is significant and includes products from Veeam, Rubrik, Cohesity, Commvault, Veritas, DellEMC, DataCore, and others. As a result, it is imperative that we carefully select the areas in which we will compete to ensure they are aligned with our key product differentiations. As a result, our two areas of focus within this space are on-premise storage virtualization and granular application-aware data replication snapshots that enable our enterprise customers to recover data back to a specific millisecond in time for near real-time recovery time objectives (RTO).

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. We currently have thirty three patents and numerous pending patent applications. The Company has multiple registered trademarks - including “FalconStor Software”, “StorSight”, “StorSafe”, and “Intelligent Abstraction” - as well as pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the year ended December 31, 2019, we had two customers that accounted for 10% or more of total revenue. For the year ended December 31, 2018, we had no customers that accounted for 10% or more of total revenue.

As of December 31, 2019 and 2018, one customer accounted for more than 10% of our gross accounts receivable balance.

EMPLOYEES

As of December 31, 2019, we had 71 full-time and part-time employees, consisting of 23 in research & development, 14 in sales & marketing, 20 in service, and 14 in general and administrative. We are not subject to any collective bargaining agreements and we believe that our employee relations are good.

INTERNET ADDRESS AND AVAILABILTY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Exchange Act (the "Exchange Act"), report filed during the year ended December 31, 2019.

RECENT DEVELOPMENTS

On December 27, 2019, we entered into Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement (the “Amendment”), by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA, LLC (“HCP-FVA”) as administrative agent for the lenders party thereto (the “Lenders”), ESW Capital, LLC (“ESW”), as co-agent, and the Lenders, to provide for, among other things, a new $2,500,000 term loan facility to the Company (the “2019 Term Loan” and together with the amended term loan under the Amended and Restated Term Loan Credit Agreement, collectively, the "Term Notes"). The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan and the Company will pay a fixed amount of interest on such advance equal to 15% of the principal amount advanced.

In connection with the initial advance of the 2019 Term Loan, HCP-FVA funded $620,000, ESW funded $378,439 and Michael Kelly funded $1,561. HCP-FVA is an affiliate of Hale Capital Partners, LP, the Company’s largest stockholder, and an affiliate of a director of the Company, Martin Hale. ESW is a greater than 5% stockholder of the Company and Mr. Kelly is a director of the Company.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth below.

Risks Related to Our Financial Condition

We have had limited liquidity as evidenced by our working capital deficiency of $3.8 million at December 31, 2019 and our future prospects are dependent on our ability to execute our business plan of which there can be no assurance.

We have incurred operating losses in ten of the previous eleven years and negative cash flow from operations in eight of the previous eleven years. To ensure that we could continue as a going concern in 2018, we consummated a private placement of units to certain eligible stockholders (the “Financing”) whereby we received aggregate gross proceeds of $4,000,000 and additional proceeds through the exercise of warrants issued as part of the Financing. In connection with the Financing, Hale Capital agreed to postpone the date that an optional redemption of the Series A Preferred Stock could be requested from August 5, 2017 to July 30, 2021, and waived prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

As of December 31, 2019, we had a working capital deficiency of $3.8 million, which is inclusive of current deferred revenue of $5.3 million, and a stockholders' deficit of $14.0 million. During the year ended December 31, 2019, we had a net loss of $1.8 million and negative cash flow from operations of $1.9 million. Our cash and cash equivalents at December 31, 2019 was $1.5 million, a decrease of $1.6 million compared to December 31, 2018 and such amount at December 31, 2019 includes net proceeds that we received from our previously announced Amendment, which provided for the 2019 Term Loan.

During 2019, we continued to focus on aligning our expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include streamlined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. However, the decline in revenue combined with the separation costs related to the headcount reductions have reduced the impact of these reductions in operating expenses and the reduction in our cash burn rate resulting from these reductions was lower than our expectations. Accordingly, our operating cash requirements have been higher than what we expected. While the Financing, the postponement of the date of the optional redemption and the 2019 Term Loan have facilitated our ability to meet our operating cash needs and continue as a going concern, our ability to continue as a going concern ultimately depends on whether we execute our business plan.

If the holders of the Series A Preferred Stock elect to exercise their rights to require the Company to redeem the Series A Preferred Stock on or prior to July 30, 2021 or we are unable to satisfy our obligations under our 2019 Term Loan, we will be unable to meet our operating cash needs. All of these factors raise a substantial doubt that we will continue as a going concern.

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

We have had a history of losses since 2008 and our revenues decreased in 2019 compared to 2018. There is no guarantee that we will be able or to maintain, profitability.
For the fiscal year ended December 31, 2019, we had a net loss of approximately $1.8 million, and our revenues decreased to $16.5 million for the year ended December 31, 2019, as compared with $17.8 million for the year ended December 31, 2018. If we are unable to stabilize or increase revenue, we will be unable to maintain profitability, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

We have undertaken a restructuring and other cost reduction initiatives to reduce our expenses and to better align our expenses with our business. There can be no assurance that we have made enough reductions or the right reductions.
For the past several years, we have taken several actions to reduce expenses significantly in an attempt to help return the Company to profitability. These actions include a reduction in personnel; closing offices in geographic locations where our expenses have continued to outpace our revenue; and reducing other expenditures. To date, the reduction in expenses has not been sufficient to ensure that the Company can meet its ongoing cash needs for the foreseeable future. In addition, there can be no assurance that the reductions we have made are the right reductions for our business going forward. There is a risk that the restructuring, cost cutting initiatives and reduction in personnel will continue to make it more difficult to grow the business and service our customers.
If actual results or events differ materially from our estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.
The preparation of consolidated financial statements and related disclosure in accordance with generally accepted accounting principles requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 describes the significant accounting policies and estimates essential to preparing our financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions.
Risks Related to Our Business
Our future business, financial and operating results are substantially dependent on the market acceptance of our products.

We have spent considerable resources, both financially and in our research and development efforts, developing CDP, NSS, VTL, FDS and FDMP. Bookings for VTL during the year ended December 31, 2019 exceeded the bookings for this product for the year ended December 31, 2018. However, the bookings associated with VTL failed to make up for declines in our other product lines. We currently do not have any other products in our pipeline with the same expectations that we had or which we believe have the same potential for market acceptance as CDP, NSS, VTL, FDS and FDMP. If (i) either CDP, NSS, VTL, FDS or FDMP do not gain additional market acceptance, (ii) sales of either CDP, NSS, VTL, FDS or FDMP do not increase, or (iii) the ongoing future feature/functionality sets of both products are delayed, our results may suffer and it could have a material adverse effect on our business, financial condition and operating results.

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
A number of very large corporations have historically dominated the data management market. We consider our primary competitors to be companies that provide enterprise storage products, including Dell Inc., Hitachi Data Systems, Hewlett-Packard Company, IBM, CommVault, DataCore and Nexenta. We also compete to a lesser extent with a number of other private companies and certain other well-established companies. Some of our competitors have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, the emergence of cloud computing and software-defined-storage may impact both short-term and long-term growth patterns in the markets in which we compete. We expect to encounter new competitors domestically and internationally as other companies enter our market or if we enter new markets.
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
Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. In general, worldwide economic conditions remain unstable, and these conditions make it difficult for our current and prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our products or services. Also, global or national health concerns, including the outbreak of pandemic or contagious disease such as the recent coronavirus outbreak, can negatively impact the global economy and demand for our services. Weak global economic conditions, or a reduction in IT spending even if economic conditions improve, could adversely impact our business and operating results in a number of ways, including longer sales cycles, lower prices for our products, reduced bookings and lower or no growth.
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
While our headquarters facilities contain redundant power supplies and generators, our domestic and foreign operations, and the operations of our industry partners, remain susceptible to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. Terrorist actions domestically or abroad could lead to business disruptions or to cancellations of customer orders or a general decrease in corporate spending on information technology, or could have direct impact on our marketing, administrative or financial functions and our financial condition could suffer. We continually look for alternatives to help mitigate any supply chain disruptions due to natural disasters, terrorist acts or other catastrophic events, including public health epidemics such as the recent outbreak of coronavirus, first identified in China. However, our failure to mitigate these supply chain disruptions could impact our ability to procure and deliver products to our customers, which could adversely impact our overall financial condition.
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

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition or results of operations. For example, the U.S. dollar has weakened against the Japanese Yen by 1% from December 31, 2018 to December 31, 2019.
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
China is a significant market for our products. We have an OEM agreement with Huawei which has historically provided us with significant revenue. As of December 31, 2019 we have 1 employee in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

•	government controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;

•	extensive government regulation;

•	changing governmental policies relating to tax benefits available to foreign-owned businesses;

•	the telecommunications infrastructure;

•	relatively uncertain legal system; and

•	uncertainties related to continued economic and social reform.

Any significant interruption in our China operations, whether resulting from any of the above uncertainties, natural disasters or otherwise, could result in delays or disruptions in our revenue and our research development operations, either of which could cause our business and operating results to suffer. For instance, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in extended shutdown of certain businesses in the region and would affect demand for our products and services.
If we are unable to protect our intellectual property, our business will suffer.
Our success is dependent upon our proprietary technology. We have 33 patents issued, and numerous pending patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.
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
Risks Related to Our Capitalization
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Amended and Restated Term Loan Credit Agreement, as amended by the Amendment.
Pursuant to the Amendment, we are required to repay the $1,000,000 advance on the 2019 Term Loan by September 27, 2020 (as may be extended pursuant to the terms of the Amendment) and the original Term Loan in the principal amount of $3,510,679 matures on June 30, 2021.

Our indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	make it more difficult for us to satisfy our other financial obligations, including our obligations relating to the Term Notes, including the 2019 Term Note;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

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

In addition, the terms of the Amended and Restated Term Loan Credit Agreement contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests, and the Amendment contains additional financial covenants that further limit our activities. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of the Term Notes. The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects or ability to satisfy our obligations under the Amended and Restated Term Loan Credit Agreement.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. As such, we may not be able to generate sufficient cash to service the Term Notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make payments on and to refinance the Term Notes, to fund planned capital expenditures, maintain sufficient working capital and fund any redemption of the Series A Preferred Stock will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or future borrowings from other sources in an amount sufficient to enable us to service the Term Notes, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance the Term Notes, on or before the maturity thereof or seek a waiver of any redemption rights, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to refinance the Term Notes, on commercially reasonable terms or at all, or that the terms of that indebtedness will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition, and our ability to make any required cash payments under the Term Notes or fund any redemption of the Series A Preferred Stock. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any future credit facility may be secured by a priority lien on substantially all of our assets. As such, our ability to refinance the Term Notes or seek additional financing could be impaired as a result of such security interest.
We are subject to a number of covenants and other conditions, which may restrict our business and financing activities.
The Amended and Restated Term Loan Credit Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million to maintain liquidity at least at $300,000 until the 2019 Term Loan is repaid, and the other financial covenants relating to in-force annual contract value, retention rate and churn rate. The Amended and Restated Term Loan Credit Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Loan Agreement, HCP-FVA may (and upon the written request of lenders holding in excess of 50% of the Term Loan, which must include HCP-FVA, is required to) accelerate payment of all obligations under the Loan Agreement, and seek other available remedies.
The restrictions in the Amended and Restated Term Loan Credit Agreement may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, our ability to comply with the financial and other covenants and restrictions in the Amended and Restated Term Loan Credit Agreement will largely depend on the pricing of our products and services, and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to the Amended and Restated Term Loan Credit Agreement if for any reason we are unable to comply with these covenants and restrictions. The breach of any of these covenants and restrictions could result in a default under the Amended and Restated Term Loan Credit Agreement, which could result in an acceleration of our indebtedness.
The likelihood of a change of control in our company could be impacted by the fact that we have a significant amount of authorized but unissued preferred stock, protective provisions in our charter, outstanding Series A Preferred Stock, a staggered Board of Directors and change of control agreements as well as certain provisions under Delaware law.
Our Board of Directors has the authority, without further action by our common stockholders, to issue up to an additional 1,100,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of our common stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. Moreover, our outstanding Series A Preferred Stock provides the holders with certain rights in the event of a merger with a third party and if we are unable to redeem the Series A Preferred Stock prior to July 30, 2021 or if the holders of the Series A Preferred Stock elect to exercise their rights to require the Company to redeem the Series A Preferred Stock due to the failure of the Company to comply with the financial covenants covering the Series A Preferred Stock. In addition, our Restated Certificate of Incorporation, as amended, includes certain provisions that restrict transfers of our common stock in order to protect the Company's net operating losses if the effect of such transfers would be to increase the direct or indirect ownership of stockholder from less than 4.99% to 4.99% or more of our common stock, or increase the ownership percentage of stockholder owning 4.99% or more of our common stock. Certain “antitakeover” provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control. Further, we have a staggered Board of Directors and have entered into change of control agreements through employment agreements with certain executives. In addition, generally proceeds received upon a change of control will be used first to repay outstanding principal and interest on the Term Loans and then to the holders of the Series A Preferred Stock, prior to the holders of the common stock, in an amount equal to the amount of unpaid principal and interest on the Term Loans and 100% of the stated value plus accrued and unpaid dividends with respect to the Series A Preferred Stock. As a result of the foregoing, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our stockholders may also be affected.
The conversion and exercise of our outstanding securities and the anticipated grant of restricted stock to our employees will dilute the then-existing stockholders’ percentage ownership of our common stock.
We have outstanding options to purchase 10,445 shares of our common stock, an aggregate of 1,147,002 outstanding unvested restricted shares and outstanding Series A Preferred Stock convertible into 87,815 shares of our common stock. Over the next several years a significant number of shares of common stock are potentially issuable as dividends with respect to the Series A Preferred Stock (including 4,354 share of common stock reserved for issuance related to the accrued dividend as of December 31, 2019). We also intend to grant employees up to 15% of the equity of the Company on a fully diluted basis, plus potentially two additional tranches of 2.5% of the equity of the Company on a fully diluted basis.
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
Our stock price may be volatile.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended December 31, 2019, the closing market price of our common stock as quoted on the OTC MKTS fluctuated between $2.35 and $16.00 and recently the closing trading price has been $2.87. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results, including changes in the timing of when we recognize revenue;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	the announcement of any strategic alternatives;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, strategic alternatives, joint ventures or capital commitments;

•	loss of one or more key customers;

•	the conversion or exercise into common stock of stock options, the vesting of restricted stock and the anticipated grant of equity to employees;

•	the issuance of additional shares of the Series A Preferred Stock pursuant to dividend rights; and

•	departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.
Our agreements with the holders of the Series A Preferred Stock and/or the Term Loans contain covenants that could limit our ability to obtain financing using our equity. In addition, if we engage in future financings, we may have to use the proceeds to redeem the preferred stock held by such holders. This could cause us to have difficulty in obtaining capital necessary to run our business.
Our agreements with the holders of the Series A Preferred Stock and /or the Term Loans give such holders veto power over certain future financings, and give such holders certain rights to participate in any subsequent financing, whether through debt or equity (subject to certain exclusions). These participation rights could discourage a potential investor or a potential lender from making financing available to us on favorable terms. Because of these covenants, if we determine that we are in need of additional capital, we might not be able to obtain it. In addition, our agreements with the holders of the Series A Preferred Stock provide that if, at the time of certain future debt or equity financings, the proceeds of which exceed $5 million, the holders of the Series A Preferred Stock still have outstanding Series A Preferred Stock, then we must offer to repurchase their Series A Preferred Stock. The holders of the Series A Preferred Stock have the right to accept the offer or to retain their Series A Preferred Stock. If we do a financing, and the holders of the Series A Preferred Stock elect to have their Series A Preferred Stock repurchased, then the capital raised in excess of $5 million will go to repurchase the holders’ Series A Preferred Stock, instead of being able to be used for our business.
Our agreements with the holders of the Series A Preferred Stock and/or the Term Loans prevent us from undertaking certain transactions or incurring certain indebtedness without such holders’ consent or unless the Series A Preferred Stock held by such holders is repurchased and or the Term Loans are repaid. This could hurt our ability to sell underperforming assets or lines of business or to obtain financing.
Our agreements with the holders of the Series A Preferred Stock and/or the Term Loans prevent us from undertaking certain transactions or incurring certain debt without such holders’ consent or unless the Series A Preferred Stock held by such holders’ is repurchased and or the Term Loans are repaid. These transactions include, but are not limited to:
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
Our agreements with the holders of the Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. As of December 31, 2019, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $2.3 million. While the Term Loans are outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock. If in the future we pay cash dividends on the Series A Preferred Stock, it will reduce the cash that we have available to invest in our business. There can be no assurance that we will have enough cash to pay future dividends in cash. If future dividends are paid in kind, it will dilute the holdings of all other stockholders.

The potential concentration of equity ownership by Hale Capital and ESW Capital LLC may limit your ability to influence corporate matters.
Hale Capital currently owns approximately 60.9% of our outstanding common stock and ESW currently owns approximately 24.1% of our outstanding common stock. In addition, the beneficial ownership of Hale Capital and ESW Capital LLC is higher when calculated in accordance with Section 13(d) of the Exchange Act due to their ownership of derivative securities. In addition, Hale Capital and ESW have additional rights through their ownership of Series A Preferred Stock and their holdings of Company debt.
Such ownership could enable Hale Capital and ESW to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.
Unknown Factors
Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s headquarters are located in an approximately 3,711 square foot facility in Austin, Texas.  Offices are also leased for development, support, and sales and marketing personnel, which total an aggregate of approximately 68,496 square feet in Melville, N.Y.; Munich, Germany; Taichung, Taiwan; and Beijing, China. Initial lease terms range from one to two years.

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

In accordance with the authoritative guidance issued by the Financial Accounting Standards Board ("FASB") on contingencies, we accrue anticipated costs of settlement, damages and losses for claims to the extent specific losses are probable and estimable. We record a receivable for insurance recoveries when such amounts are probable and collectable.  In such cases, there may be an exposure to loss in excess of any amounts accrued.  If, at the time of evaluation, the loss contingency related to a litigation  is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable and, we will expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we will accrue the minimum amount of the range.

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
Holders

We had approximately 49 holders of record of common stock as of March 17, 2020. This does not reflect persons or entities that hold common stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our common stock since inception. We expect to reinvest any future earnings to finance growth, and therefore do not intend to pay cash dividends on our common stock in the foreseeable future. In addition, the terms of our Series A Preferred Stock and the Amended and Restated Term Loan Credit Agreement restrict our ability to pay dividends on our common stock. Our board of directors may determine to pay future cash dividends on our common stock if it determines that dividends are an appropriate use of Company capital.

Holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. As of December 31, 2019, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $2.3 million. While the Term Loans are outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,157,447	$1.15	296,188

(1)
As of December 31, 2019 we had 296,188 shares of our common stock reserved for issuance under our stock plans with respect to outstanding options and warrants and options (or restricted stock or restricted stock units) that have not been granted. See Note (10) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Issuer Purchases of Equity Securities

None

Unregistered Sales of Equity Securities and Use of Proceeds

None

 Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide the information required under this Item.

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

OVERVIEW

FalconStor Software, Inc. is a technology company whose mission is to deliver technical innovation that creates investment protection, flexibility, and leverage of modern cloud-based technologies for our enterprise customers. We provide software and cloud services that enable our enterprise customers to better manage, protect, secure, and make use of their valuable data.  Our customers achieve lower costs, simpler operations, greater data security, higher confidence in their business continuity, and greater ability to effectively use their data assets to drive innovation.

Our products are utilized by enterprises and managed service providers across the globe and address two key areas of enterprise data protection; long-term archive retention and reinstatement, and business continuity driven data replication. Our products are software-defined, which means that our technology allows our solutions to be hardware, cloud, and source-data agnostic, giving our customers maximum leverage of existing hardware and software investments. Our innovative integration into modern cloud-based technologies enables our customers to dramatically improve the portability, security, and accessibility of their enterprise data. This accessibility is key in our modern world, where data is not only protected, but also intelligently leveraged to facilitate learning, improve product design, and drive competitive advantage.

During 2019, our strategy was to increase focus on our long-term archive retention and reinstatement product, FalconStor Virtual Tape Library (“VTL”), increase go-to-market investment within our core regions of the Americas, EMEA, Japan, and Southeast Asia, and decrease our commercial exposure in China. As a result of these actions, we delivered:

•	38% increase in VTL sales year-over-year,

•	22% increase in new customer sales year-over-year across all product lines,

•
6% total year-over-year sales growth in our core regions of Americas, EMEA, Japan, and Southeast Asia, while intentionally reducing our sales exposure in China to less than 3% of total sales from 12% in 2018.

During 2019, we also continued to deliver innovation and enhance each of our products. Our VTL is a vital long-term archive retention and reinstatement tool in enterprise IT departments’ data protection arsenal. It enables them to modernize their backup and archive environments, save operational costs, and improve restore performance for rapid remote disaster recovery. Independent benchmark performance testing performed by the Evaluator Group, has demonstrated that our VTL product is 25% faster than the closest competitor and can be executed on hardware that is 1/3 the cost of that required by our closest competitor.
.
Through VTL, we are making significant progress expanding our technology to deliver a modern, enterprise-scale, highly flexible backup and archive data optimization solution.. As part of these efforts, we are:

•
Continuing to enable backup and archive data storage virtualization to independent targets, freeing our customers from vendor-specific hardware, and extending their ability to leverage multiple cloud-based data storage offerings,

•	Expanding our go-to-market paths well beyond legacy tape replacement,

•	Innovating to make significant improvements in ease-of-use and data storage agility.

We are also investing to create flexible and extensible data storage innovations for the next decade through our newest long-term archive software product, called StorSafeTM (“StorSafe”), which will be generally available in 2020 . By leveraging patent pending industry-standard Container technology to enable persistent long-term archive storage, we believe our StorSafe solution will dramatically improve archive data portability, accessibility, security, and integrity validation, especially as it relates to multi-cloud data storage leverage. As a result, a full spectrum of archive data storage options will be made available to our enterprise customers to efficiently utilize essentially any storage environment, while confidently ensuring data security and efficient archive access.

Beyond our VTL and StorSafe long-term archive retention and reinstatement products, our NSS and CDP business continuity driven data replication products give our customers the ability to move workloads to the right destination, on-premise or in the cloud, with advanced insight. These products are designed for organizations with complex, heterogeneous IT environments and the full spectrum of data management use cases, including but not limited to large enterprises, universities, health care entities and governmental institutions. These products are modern, comprehensive and easy-to-use software solutions that enable IT professionals to have complete insight into and control over their organization’s data. Data is an organization’s most precious resource which, if managed and protected properly, can help an enterprise unlock competitive advantage, whether by gaining a better understanding of customers, uncovering ways to improve operations and reduce costs, or inventing new products, services and business models.

In 2019, to provide for greater ease of use, we began expanding our central data management console, now called StorSightTM, to interface with each of our products to provide a holistic view of an enterprise’s entire data protection environment - whether legacy data centers, hyper-converged infrastructure, cloud and/or hybrids.

FalconStor continues to focus on enterprise customers, managed service providers, cloud service providers, as well as OEM partners. These markets offer the most significant opportunity and are best suited to realize the value of FalconStor products, and provide an efficient and effective access to broad, worldwide markets. Most of our revenue comes from sales to enterprise customers through resellers. As service providers to companies, resellers’ reputations are dependent on satisfying their customers’ needs efficiently and effectively. Resellers have wide choices in fulfilling their customers’ needs. If resellers determine that a product they have been providing to their customers is not functioning as promised, or is not providing adequate return on investment, or if the customers are not satisfied with the level of support they are receiving from the suppliers, the resellers will move quickly to offer different solutions to their customers. Additional sales by resellers are therefore an important indicator of our business prospects.

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

Historically, the majority of our software licenses have been sold on a per terabyte capacity basis and have included a perpetual right to use the licensed capacity. Over the last several years, we have also offered our capacity-based licenses on a subscription or term-based model, which gives a customer the right to utilize the licensed terabyte capacity over a designated period of time. We expect revenue from subscription-based per terabyte licensing to increase over the next several years.

Fluctuation in our revenue is driven by the volume and mix of sales from period to period. Revenue allocated to perpetual and term software licenses are recognized at a point in time upon electronic delivery of the download link and the license keys, as these products have significant standalone functionality. Product maintenance and support services are satisfied over time as they are stand-ready obligations throughout the support period. As a result, revenues associated with maintenance services are deferred and recognized as revenue ratably over the term of the contract. Revenues associated with professional services are recognized at a point in time upon customer acceptance.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2018

For the year ended December 31, 2019, we recognized $16.5 million in revenue, as compared to $17.8 million during the prior year period. While revenue benefited from a 22% increase in new customer sales for the current year, compared to 2018, this benefit was offset by a decline in revenue from sales in China and support and services revenue from legacy contracts which have termed. Despite these challenges, we are pleased with the success of our Virtual Tape Library (VTL) product offering which captured 38% sales growth, year over year, and by continued record sales in the Americas, where billings grew by more than 74%, compared to the same period during 2018.

Total cost of revenue for the year ended December 31, 2019 decreased 2% to $2.9 million for the year ended December 31, 2019, compared with $3.0 million for the year ended December 31, 2018. Total gross profit decreased $1.2 million, or 8%, to

$13.6 million for the current year, compared with $14.9 million for 2018. Total gross margin decreased to 82% for the current year, compared with 83% for 2018. The decrease in our total gross margin, and total gross profit in absolute dollars, was primarily due to a decline in revenue, and product mix, as a result of higher than anticipated hardware and appliance sales during the current period, which yield significant less profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Overall, our total operating expenses decreased 4.2% from $14.9 million for the year ended December 31, 2018 to $14.3 million for the year ended December 31, 2019. This decrease was primarily attributable to our tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs, global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.
Our net loss for the year ended December 31, 2019 was $1.8 million, compared with net loss of $0.9 million for the previous year. Despite the success of our VTL product offering, record sales growth in the Americas, and continued operational efficiencies, our results were constrained by a decline in revenue from China, support and services revenue from legacy contracts which have termed, and product mix, as a result of higher than anticipated hardware and appliance sales during the current year, which yield significantly less profit margins, as compared to our key proprietary software license offerings. Our results also include $0.2 million of severance expense incurred in connection with our 2019 restructuring plan.

Net loss attributable to common stockholders, which includes the effects of the Series A Preferred Stock dividends (including accrued dividends) and accretion, was $3.3 million for the year ended December 31, 2019, compared with a net loss of $4.5 million for the year ended December 31, 2018.

We ended the year with $1.5 million of cash and cash equivalents, compared to $3.1 million at December 31, 2018 and deferred revenue of $7.4 million as of December 31, 2019, compared with $8.6 million as of December 31, 2018.

Revenue

	Year ended December 31,
	2019	2018
Revenue:
Product revenue	$6,767,595	$5,766,532
Support and services revenue	9,775,976	12,071,374
Total Revenue	$16,543,571	$17,837,906
Year-over-year percentage change
Product revenue	17%	(36)%
Support and services revenue	(19)%	(25)%
Total percentage change	(7)%	(29)%

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

Product revenue increased 17% from $5.8 million for the year ended December 31, 2018 to $6.8 million for the year ended December 31, 2019. Product revenue represented 41% and 32% of our total revenue for the years ended December 31, 2019 and 2018, respectively.

We continue to invest in our product portfolio by refreshing and updating our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Revenues associated with professional and engineering services are recognized at a point in time upon customer acceptance. Support and services revenue decreased 19% from $12.1 million for the year ended December 31, 2018 to $9.8 million for the year ended December 31, 2019. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenue from legacy contracts which have termed .

Maintenance and technical support services revenue decreased from $11.8 million for the year ended December 31, 2018 to $9.4 million for the same period in 2019. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. Reductions in maintenance and technical support revenue are due to lower renewal revenue. Additionally, the conversion of existing customers using our legacy perpetual-based product licenses to our term-based product licenses has resulted and will continue to result in a shift of revenue from maintenance and technical support services revenue to product revenue.

Professional services revenue increased from $0.3 million for the year ended December 31, 2018 to $0.4 million million for the year ended December 31, 2019. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services and the timing of acceptance from the customer. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of revenue

	Year ended December 31,
	2019	2018
Cost of revenue:
Product	$721,122	$414,149
Support and service	2,191,865	2,563,755
Total cost of revenue	$2,912,987	$2,977,904
Total Gross Profit	$13,630,584	$14,860,002
Gross Margin:
Product	89%	93%
Support and service	78%	79%
Total gross margin	82%	83%

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

Cost of product revenue for the year ended December 31, 2019 increased $0.3 million, or 74%, to $0.7 million, compared with $0.4 million for the same period in 2018. Product gross margin decreased to 89% for the year ended December 31, 2019, compared with 93% for the same period in 2018. The increase in cost of product revenue and decline in gross margin for the current year was primarily due to product mix, as the volume of our appliance and hardware sales, which deliver a lower margin, increased significantly, compared to the prior year period. Our cost of support and service revenue for the year ended December 31, 2019 decreased $0.4 million, or 15%, to $2.2 million, compared with $2.6 million for the same period in 2018. Support and service gross margin decreased to 78% for the year ended December 31, 2019 from 79% for the same period in 2018. The decrease in support and service cost and gross margin, as compared to the previous year, was primarily attributable to a decline support and services revenue from legacy contracts which have termed .

Total gross profit decreased $1.2 million, or 8%, from $14.9 million for the year ended December 31, 2018, to $13.6 million for the year ended December 31, 2019. Total gross margin decreased to 82% for the year ended December 31, 2019, compared with 83% for the year ended December 31, 2018. The decrease in our total gross margin, and total gross profit in absolute dollars, was primarily due to a decline in revenue, and product mix, as a result of higher than anticipated hardware and appliance sales during the current period, which yield significant less profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.7 million, or 18%, to $3.2 million for the year ended December 31, 2019, from $3.9 million in 2018. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $0.1 million, or 3%, to $4.3 million for the year ended December 31, 2019, from $4.5 million for the year ended December 31, 2018. The decrease in selling and marketing expenses was primarily attributable to a decrease in headcount resulting from our realignment and reduction in workforce as well as continued efforts to optimize our go-to-market coverage models around the world.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers' insurance, legal and professional fees and other general corporate overhead costs. General and administrative expenses increased $0.4 million, or 7%, to $5.6 million for the year ended December 31, 2019, from $5.3 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily driven by professional and consulting fees incurred in connection with outsourcing efforts underway in our international subsidiaries.

Restructuring costs

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the years ended December 31, 2019 and 2018, the Company incurred lease disposal-related costs for this property of $0.9 million and $1.4 million, respectively. As of December 31, 2019, $0.2 million of the Company's remaining accrued lease disposal cost has been recorded as a component of operating lease liabilities.

During the three months ended September 30, 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"), implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the year ended December 31, 2019, the Company incurred $0.2 million in severance expense as a result of this action. The 2019 Plan was substantially completed by the end of our fiscal year ended December 31, 2019.

Restructuring expense decreased $0.2 million for the year ended December 31, 2019 to $1.1 million, compared to a $1.3 million restructuring charge in the prior year period. For further information, refer to Note (14) Restructuring Costs, to our consolidated financial statements.

Interest and Other Expense

Interest and other expense remained constant at $0.6 million for the years ended December 31, 2019 and December 31, 2018, respectively. Interest and other expense is comprised of interest expense on our term loan, foreign currency gains and losses and the change in fair value our embedded derivatives.

Income Taxes

For the year ended December 31, 2019, we recorded an income tax provision of $0.5 million, consisting of federal, state and local and foreign taxes. Our effective tax rate for the year ended December 31, 2019 was 39.1%.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash, cash equivalents generated from operating, investing and financing activities. Our cash and cash equivalents balance as of December 31, 2019 totaled $1.5 million, compared with $3.1 million as of December 31, 2018.

On December 27, 2019, the Company entered the Amendment, by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA, as administrative agent for the Lenders party thereto, ESW, as co-agent, and the Lenders, to provide for, among other things, a new $2,500,000 term loan facility to the Company. The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan and the Company will pay a fixed amount of interest on such advance equal to 15% of the principal amount advanced. Pursuant to the Amendment, we are required to repay such $1,000,000 advance by September 27, 2020 (as may be extended pursuant to the terms of Amendment).

In connection with the initial advance of the 2019 Term Loan, HCP-FVA funded $620,000, ESW funded $378,439 and Michael Kelly funded $1,561. HCP-FVA is an affiliate of Hale Capital Partners, LP, the Company’s largest stockholder, and an affiliate of a director of the Company, Martin Hale. ESW is a greater than 5% stockholder of the Company and Mr. Kelly is a director of the Company.

The Amended and Restated Term Loan Credit Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million to maintain liquidity at least at $300,000 until the 2019 Term Loan is repaid, and other financial covenants relating to In-Force annual contract value, retention rate and churn rate. The Amended and Restated Term Loan Credit Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Amended Restated Term Loan Credit Agreement, HCP-FVA, an affiliate of Hale Capital  may (and upon the written request of lenders holding in excess of 50% of the Term Loans, which must include HCP-FVA, is required to) accelerate payment of all obligations under the Amended and Restated Term Loan Credit Agreement, and seek other available remedies.

The restrictions in the Amended and Restated Term Loan Credit Agreement may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, our ability to comply with the financial and other covenants and restrictions in the Amended and Restated Term Loan Credit Agreement will largely depend on the pricing of our products and services, and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to the Amended and Restated Term Loan Credit Agreement if for any reason we are unable to comply with these covenants and restrictions. The breach of any of these covenants and restrictions could result in a default under the Amended and Restated Term Loan Credit Agreement, which could result in an acceleration of our indebtedness.

Liquidity
As of December 31, 2019, we had a working capital deficiency of $3.8 million, which is inclusive of current deferred revenue of $5.3 million, and a stockholders' deficit of $14.0 million. During the year ended December 31, 2019, while we had net loss of $1.8 million and negative cash flow from operations of $1.9 million. Our cash and cash equivalents at December 31, 2019 was $1.5 million, a decrease of $1.6 million as compared to December 31, 2018.
The Company's ability to continue as a going concern, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. In the third quarter of 2019, the Company adopted the 2019 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis. In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. As of December 31, 2019, the 2019 Plan is considered to be substantially completed.

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
We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through at least April 2, 2021.

Cash Flow Analysis

Cash flow information is as follows:

	Years Ended December 31,
	2019	2018
Cash (used in) provided by:
Operating activities	$(1,899,877)	$(1,510,967)
Investing activities	(142,864)	(145,081)
Financing activities	455,286	3,760,340
Effect of exchange rate changes	2,944	(56,087)
Net increase (decrease) in cash and cash equivalents	$(1,584,511)	$2,048,205

Net cash used in operating activities totaled $1.9 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively. The changes in net cash used in operating activities for each of the years ended December 31, 2019 and 2018, was primarily due to our net loss and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, and other accrued expenses.

Net cash used by investing activities totaled $0.1 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. Included in investing activities for the years ended December 31, 2019 and 2018 are purchases of property and equipment, intangible assets and cash received from security deposits.

Net cash provided by financing activities totaled $0.5 million and $3.8 million for the years ended December 31, 2019 and December 31, 2018, respectively. Included in financing activities for the year ended December 31, 2019 are proceeds from the issuance of our 2019 Term Loan in December 2019 and the partial repayment of $0.5 million of principal under our Term Loan in January 2019. Financing activities for the year ended 2018 include proceeds from the issuance of long-term debt and the exercise of warrants.

Contractual Obligations

As of December 31, 2019, our significant commitments related to (i) the Amended and Restated Term Loan Credit Agreement, (ii) our office leases, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2019 (at such date, the holders of the Series A Preferred Stock had not exercised their redemption rights):

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2020	$1,754,189	$1,000,000	$314,437	$—	$—	$—
2021	639,526	3,510,679	96,626	—	—	—
2022	—	—	—	—	—	—
Other (b)	—	—	—	432,520	9,000,000	5,185,495
Total contractual obligations	$2,393,715	$4,510,679	$411,063	$432,520	$9,000,000	$5,185,495
Sublease income	(831,701)	—	—	—	—	—
Net contractual obligations	$1,562,014	$4,510,679	$411,063	$432,520	$9,000,000	$5,185,495

(a) See Note (7) Notes Payable and Stock Warrants to our consolidated financial statements for further information.

(b) Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements.

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

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded an expense of $0.1 million and $0.0 million for the years ended December 31, 2019 and 2018, respectively. These amounts are included within our consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenue and our general and administrative expenses.

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
We record any interest and penalties related to unrecognized tax benefits in income tax expense.

The Tax Jobs and Cuts Act of 2017 ("TCJA") provides for a modified territorial tax system whereby, beginning in our 2018 tax year, global intangible low-taxed income (“GILTI”) provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of our deferred taxes (the “deferred method”). We elected the "period cost method" as our accounting policy with respect to the new GILTI tax rules.

Accounting for Share-Based Payments. As discussed further in Note (10) Share-Based Payment Arrangements, to our consolidated financial statements, we account for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. We have used the Monte Carlo simulation model to compute the estimated fair value of share-based compensation expense for awards with a market condition. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The Monte Carlo simulation model includes assumptions regarding expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2019 and 2018 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of both December 31, 2019 and 2018, we had $4.2 million of goodwill. As of both December 31, 2019 and 2018, we had $0.1 million (net of accumulated amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually on December 31st and more often if a trigger event occurs. In accordance with FASB Accounting Standards Codification ("ASC") 350, "Goodwill and Other" ("ASC 350") our goodwill impairment test includes only one step, which is a comparison of the carrying value of our one reporting unit to its fair value. Pursuant to ASC 350, any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. At December 31, 2019 and 2018, the fair value of the Company's single reporting unit for purposes of its goodwill impairment test exceeded it carrying value and thus the Company determined there was no impairment of goodwill.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of December 31, 2019 and 2018, we had $0.0 million and $0.1 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenue from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenue related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenue could impact the recovery of our capitalized software development costs.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2019 and 2018, approximately 74%, and 78%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and the Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2019, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.9 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
FalconStor Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of FalconStor Software, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited the adjustment to the financial statements of the Company as of and for the year ended December 31, 2018 to retrospectively apply the reverse stock split described in Note 1 to the financial statements. In our opinion, such adjustment is appropriate and has been properly applied. We were not engaged to audit, review or apply any procedures to the financial statements of the Company as of and for the year ended December 31, 2018 other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the financial statements of the Company as of and for the year ended December 31, 2018 taken as a whole.
Explanatory Paragraph - Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP
Marcum llp

We have served as the Company’s auditor since 2019.

Costa Mesa, California
March 19, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Falconstor Software, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the impact of the reverse stock split described in Note 1, the accompanying consolidated balance sheet of Falconstor Software, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of comprehensive income (loss), stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes, before the effects of the adjustments discussed in Note 1 are not presented herein, (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the impact of the reverse stock split described in Note 1, the present fairly, in all material respects, the financial positions of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the impact of the reverse stock split described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

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

/s/RBSM LLP

RBSM LLP

March 27, 2019

Larkspur, CA

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,475,166	$3,059,677
Accounts receivable, net of allowances	3,406,550	3,605,411
Prepaid expenses and other current assets	2,252,372	1,909,846
Inventory	30,014	14,885
Contract assets	749,515	637,179
Total current assets	7,913,617	9,226,998
Property and equipment, net of accumulated depreciation and amortization	369,273	433,935
Operating lease right-of-use assets, net	1,842,254	—
Deferred tax assets	258,841	545,044
Software development costs, net	27,012	88,769
Other assets	829,335	919,609
Goodwill	4,150,339	4,150,339
Other intangible assets, net	57,718	91,334
Long-term contract assets	327,757	516,643
Total assets	$15,776,146	$15,972,671
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,302,290	$551,389
Accrued expenses	2,533,824	2,879,473
Current portion of operating lease liabilities	1,655,522	—
Short-term loan, net of debt issuance costs and discounts	947,501	—
Deferred revenue, net	5,270,190	6,859,592
Total current liabilities	11,709,327	10,290,454
Other long-term liabilities	745,254	1,549,692
Notes payable, net of debt issuance costs and discounts	2,906,133	3,124,827
Operating lease liabilities, less current portion	624,859	—
Deferred tax liabilities	432,520	297,890
Deferred revenue	2,085,080	1,719,003
Total liabilities	18,503,173	16,981,866
Commitments and contingencies (Note 12)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $12,262,685 and $11,104,923, respectively	11,304,279	9,756,706
Stockholders' equity:
Common stock - $.001 par value, 30,000,000 and 800,000,000 shares authorized, respectively, 5,918,733 and 5,872,552 shares issued and outstanding, respectively	5,919	5,873
Additional paid-in capital	111,727,888	113,243,227
Accumulated deficit	(123,871,853)	(122,119,899)
Accumulated other comprehensive loss, net	(1,893,260)	(1,895,102)
Total stockholders' deficit	(14,031,306)	(10,765,901)
Total liabilities and stockholders' deficit	$15,776,146	$15,972,671

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenue:
Product revenue	$6,767,595	$5,766,532
Support and services revenue	9,775,976	12,071,374
Total revenue	16,543,571	17,837,906
Cost of revenue:
Product	721,122	414,149
Support and service	2,191,865	2,563,755
Total cost of revenue	2,912,987	2,977,904
Gross profit	13,630,584	14,860,002
Operating expenses:
Research and development costs	3,208,921	3,913,337
Selling and marketing	4,337,054	4,453,697
General and administrative	5,635,273	5,278,768
Restructuring costs	1,104,318	1,261,578
Total operating expenses	14,285,566	14,907,380
Operating loss	(654,982)	(47,378)
Interest and other expense	(604,647)	(626,048)
Loss before income taxes	(1,259,629)	(673,426)
Income tax expense	492,325	233,288
Net loss	$(1,751,954)	$(906,714)
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,157,762	1,035,977
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	389,811	254,212
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	2,269,042
Net loss attributable to common stockholders	$(3,299,527)	$(4,465,945)
Basic net loss per share attributable to common stockholders	$(0.56)	$(4.79)
Diluted net loss per share attributable to common stockholders	$(0.56)	$(4.79)
Weighted average basic shares outstanding	5,900,621	933,301
Weighted average diluted shares outstanding	5,900,621	933,301

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2019	2018
Net loss	$(1,751,954)	$(906,714)
Other comprehensive income, net of applicable taxes:
Foreign currency translation	(4,921)	59,035
Net minimum pension liability	6,763	4,706
Total comprehensive income, net of applicable taxes	1,842	63,741
Total comprehensive loss	$(1,750,112)	$(842,973)
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,157,762	1,035,977
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	389,811	254,212
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	2,269,042
Total comprehensive loss attributable to common stockholders	$(3,297,685)	$(4,402,204)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at December 31, 2017	445,635	$601	$112,234,058	$(130,930,284)	$(570,329)	$(1,958,843)	$(21,224,797)
Net income				(906,714)			(906,714)
Warrants issued			5,213,928				5,213,928
Warrants cancelled			(623,920)				(623,920)
Warrants exercised	5,426,917	5,272	(86,280)		570,329		489,321
Share-based compensation			64,672				64,672
Accretion of Series A redeemable convertible preferred stock			(254,212)				(254,212)
Dividends on Series A redeemable convertible preferred stock			(1,035,977)				(1,035,977)
Deemed dividends on Series A redeemable convertible preferred stock			(2,269,042)				(2,269,042)
Foreign currency translation						59,035	59,035
Net minimum pension liability						4,706	4,706
Cumulative effect of adoption of ASC 606				$9,717,099			$9,717,099
Balance at December 31, 2018	5,872,552	$5,873	$113,243,227	$(122,119,899)	$—	$(1,895,102)	$(10,765,901)
Net loss				(1,751,954)			(1,751,954)
Restricted stock issued	31,000	31	(31)				—
Warrants exercised	15,181	15	(15)				—
Share-based compensation			32,280				32,280
Accretion of Series A redeemable convertible preferred stock			(389,811)				(389,811)
Dividends on Series A redeemable convertible preferred stock			(1,157,762)				(1,157,762)
Foreign currency translation						(4,921)	(4,921)
Net minimum pension liability						6,763	6,763
Balance at December 31, 2019	5,918,733	$5,919	$111,727,888	$(123,871,853)	$—	$(1,893,260)	$(14,031,306)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,751,954)	$(906,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399,798	643,639
Share-based payment compensation	32,280	64,672
Provision for returns and doubtful accounts	148,624	(192,430)
Amortization of debt discount on notes payable	273,521	202,195
Amortization of right of use assets	1,049,479	—
Deferred income tax provision	412,445	267,760
Changes in operating assets and liabilities:
Accounts receivable	54,857	834,038
Prepaid expenses and other current assets	(337,712)	(250,662)
Contract assets	76,549	2,003,433
Inventory	(14,305)	(15,093)
Other assets	1,403	6,045
Accounts payable	730,324	(505,724)
Accrued expenses and other long-term liabilities	(413,998)	(7,942)
Deferred revenue	(1,238,212)	(3,654,184)
Operating lease liabilities	(1,322,976)	—
Net cash used in operating activities	(1,899,877)	(1,510,967)
Cash flows from investing activities:
Purchases of property and equipment	(171,680)	(95,873)
Capitalized software development costs	—	(32,919)
Security deposits	84,678	58,551
Purchase of intangible assets	(55,862)	(74,840)
Net cash used in investing activities	(142,864)	(145,081)
Cash flows from financing activities:
Proceeds from exercise of stock warrants	—	489,321
Proceeds from issuance of short-term debt, net of issuance costs	944,607	—
Proceeds from issuance of long-term debt, net of issuance costs	—	3,271,019
Payments of long term-debt	(489,321)	—
Net cash provided by financing activities	455,286	3,760,340
Effect of exchange rate changes on cash and cash equivalents	2,944	(56,087)
Net increase (decrease) in cash and cash equivalents	(1,584,511)	2,048,205
Cash and cash equivalents, beginning of year	3,059,677	1,011,472
Cash and cash equivalents, end of year	$1,475,166	$3,059,677
Supplemental Disclosures:
Cash paid for income taxes, net	$—	$—
Non-cash financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$1,547,573	$1,290,189
Discount on Preferred Stock	$—	$1,602,429
Cash paid for interest	$237,176	$103,818
Discount on Notes Payable	$—	$735,512
Deemed dividend	$—	$2,269,042
Warrants issued	$—	$4,590,008

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019

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
As of December 31, 2019, we had a working capital deficiency of $3.8 million, which is inclusive of current deferred revenue of $5.3 million, and a stockholders' deficit of $14.0 million. During the year ended December 31, 2019, while we had net loss of $1.8 million and negative cash flow from operations of $1.9 million. Our cash and cash equivalents at December 31, 2019 was $1.5 million, a decrease of $1.6 million as compared to December 31, 2018.
The Company's ability to continue as a going concern for the next twelve months from the issuance of the Company's Annual Report on Form 10K, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. In the third quarter of 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"). In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. As of December 31, 2019, the 2019 Plan is considered to be substantially completed.

On December 27, 2019, the Company entered into Amendment No. 1 to Amended and Restated Term Loan Credit Agreement (the “Amendment”), by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA, LLC (“HCP-FVA”) as administrative agent for the lenders party thereto (the “Lenders”), ESW Capital, LLC (“ESW”), as co-agent, and the Lenders, to provide for, among other things, a new $2,500,000 term loan facility to the Company (the “2019 Term Loan”). The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan and the Company will pay a fixed amount of interest on such advance equal to 15% of the principal amount advanced.

In connection with the initial advance of the 2019 Term Loan, HCP-FVA funded $620,000, ESW funded $378,439 and Michael Kelly funded $1,561. HCP-FVA is an affiliate of Hale Capital Partners, LP, the Company’s largest stockholder, and an affiliate of a director of the Company, Martin Hale. ESW is a greater than 5% stockholder of the Company and Mr. Kelly is a director of the Company.

There is no assurance that the Company will be successful in generating sufficient bookings, billings, revenue or continue to reduce operating costs or that the Company will be able to obtain financing or that such financing will be on favorable terms. Any such financing would be dilutive to our shareholders. Failure to generate sufficient revenue, billings, control or further reduce expenditures and/or the inability to obtain financing will result in an inability of the Company to continue as a going concern. Subject to the foregoing, management believes that, based on projected cash flows and additional financing, the Company will have sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying interim financial statements.
We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through April 2, 2021.

(c)	Revision of Previously Issued Financial Statements
During the year ended December 31, 2019, management identified an immaterial accounting error in its December 31, 2018 financial statements. As a result, the Company has revised its consolidated balance sheet as of December 31, 2018 to reflect these amounts in the 2018 financial statements, as they appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The immaterial accounting error is related to the beginning balance adjustment to deferred revenue and accumulated deficit in connection with the adoption of ASC 606, Revenue from Contracts with Customers.

There was no impact of the correction on the previously issued consolidated statement of operations or on the consolidated statements of cash flows for the year ended December 31, 2018.

The impact of the error on the consolidated balance sheet as of December 31, 2018 is presented below.

	As of December 31, 2018
	Previously Reported	Adjustment	Revised
Balance Sheet:
Long-term deferred revenue	2,506,898	(787,895)	1,719,003
Total liabilities	17,769,761	(787,895)	16,981,866
Accumulated deficit	(122,907,794)	787,895	(122,119,899)

The impact of the error on the consolidated statements of stockholders' deficit is presented below.

	As Previously Reported	Adjustment	Revised
Statement of Stockholders' Deficit:
Cumulative effect of adoption of ASC 606 for the year ended December 31, 2018	8,929,204	787,895	9,717,099
Accumulated deficit at December 31, 2018	(122,907,794)	787,895	(122,119,899)
Total stockholders' deficit at December 31, 2018	(11,553,796)	787,895	(10,765,901)

(d)	Stock Split

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

(e)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(f)	Use of Estimates

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

As of December 31, 2019 and 2018, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of these instruments. See Note (3) Fair Value Measurements for additional information.

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

(i)	Revenue from Contracts with Customers and Associated Balances

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

As of December 31, 2019 and 2018, accounts receivable, net of allowance for doubtful accounts, was $3.4 million and $3.6 million, respectively. Our allowance for doubtful accounts on accounts receivable was $0.2 million as of December 31, 2019 and 2018. As of December 31, 2019, short and long-term contract assets, net of allowance for doubtful accounts, was $1.1 million and $1.2 million, respectively. Our allowance for doubtful accounts on contract assets as of December 31, 2019 was nil.

The allowances for doubtful accounts reflect the Company’s best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. The Company determines the allowances based on known troubled accounts, historical experience, and other currently available evidence. Write-offs in the accounts receivable and contract assets allowance accounts during the years ended December 31, 2019 and 2018 were $0.0 million and $0.1 million, respectively.

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

Changes in deferred revenue were as follows:

Twelve Months Ended December 31, 2019
Balance at December 31, 2018	9,366,490
Deferral of revenue	14,626,933
Recognition of revenue	(16,543,571)
Change in reserves	(94,582)
Balance at December 31, 2019	$7,355,270

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $7.4 million as of December 31, 2019, of which the Company expects to recognize approximately 71.7% of the revenue over the next 12 months and the remainder thereafter.

Approximately $2.0 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of December 31, 2019. We expected to recognize revenue on approximately 32% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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
Disaggregation of Revenue
Please refer to the consolidated statements of operations and note 16, segment reporting and concentrations, for discussion on revenue disaggregation by product type and by geography. The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

(j)	Leases

The Company follows the guidance for leasing accounting in accordance with ASC 842, which was adopted as of January 1, 2019, refer to the Recently Adopted Accounting Pronouncements section below for more information about the adoption of the pronouncement.

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

Right of Use Assets and Liabilities

We have various operating leases for office facilities that expire through 2021. Below is a summary of our right of use assets and liabilities as of December 31, 2019.

Right of use assets	$1,842,254
Lease liability obligations, current	1,655,522
Lease liability obligations, less current portion	624,859
Total lease liability obligations	$2,280,381
Weighted-average remaining lease term	1.36
Weighted-average discount rate	5.99%

Our operating lease costs for the year ended December 31, 2019 were as follows:

Year Ended December 31, 2019
Components of lease expense:
Operating lease cost	2,495,865
Sublease income	(623,776)
Net lease cost	$1,872,089

During the year ended December 31, 2019, operating cash flows from operating leases was approximately $1.3 million. During the year ended December 31, 2019, we had a non-cash transaction for lease liabilities arising from obtaining right-of-use assets of $3.1 million for the year ended December 31, 2019.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, are as follows:

2020	1,754,189
2021	639,526
Total minimum lease payments	2,393,715
Less interest	(113,334)
Present value of lease liabilities	2,280,381

(k)	Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases or over their estimated useful lives, whichever is shorter.

(l)	Goodwill and Other Intangible Assets

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

The fair value of the Company's single reporting unit for purposes of its goodwill impairment test exceeded its carrying value as of December 31, 2019 and 2018 and thus the Company determined there was no impairment of goodwill. As of December 31, 2019 and 2018, the Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and thus the Company determined there was no impairment of goodwill.

Identifiable intangible assets include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,947,103	$3,891,241
Accumulated amortization	(3,889,385)	(3,799,907)
Net carrying amount	$57,718	$91,334

For the years ended December 31, 2019 and 2018, amortization expense was $89,478 and $125,136, respectively. As of December 31, 2019, amortization expense for existing identifiable intangible assets is expected to be $57,718 for the year ended December 31, 2020.  Such assets will be fully amortized at December 31, 2020.

(m)	Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products. The gross carrying amount and accumulated amortization of software development costs as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Software development costs:
Gross carrying amount	$2,950,132	$2,950,132
Accumulated amortization	(2,923,120)	(2,861,363)
Software development costs, net	$27,012	$88,769

During the years ended December 31, 2019 and 2018, the Company recorded $61,756 and $223,564, respectively, of amortization expense related to capitalized software costs. As of December 31, 2019, amortization expense for software development costs is expected to be $7,734, $6,583, $6,583 and $6,113 for the years ended December 31, 2020, 2021, 2022 and 2023, respectively.  Such assets will be fully amortized at December 31, 2023.

(n)	Income Taxes

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

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position or under statute expirations. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. See Note (5) Income Taxes Taxes for additional information.

(o)	Long-Lived Assets

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

(p)	Share-Based Payments

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

(q)	Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive loss in stockholders’ deficit. Gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other loss, net. During the years ended December 31, 2019 and 2018, foreign currency transactional losses totaled approximately $158,148 and $207,242, respectively.

(r)	Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and Series A redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Stock options, warrants and restricted stock	1,263,009	29,973
Series A redeemable convertible preferred stock	87,815	87,815
Total anti-dilutive common stock equivalents	1,350,824	117,788

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(1,751,954)	$(906,714)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,157,762	1,035,977
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	389,811	254,212
Less: Deemed dividend on Series A redeemable convertible preferred stock	$—	$2,269,042
Net loss attributable to common stockholders	$(3,299,527)	$(4,465,945)

Denominator:
Weighted average basic shares outstanding	5,900,621	933,301
Weighted average diluted shares outstanding	5,900,621	933,301

EPS:
Basic net loss per share attributable to common stockholders	$(0.56)	$(4.79)
Diluted net loss per share attributable to common stockholders	$(0.56)	$(4.79)

(s)	Investments

As of December 31, 2019 and 2018, the Company did not have any cost-method investments.

(t)	Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ deficit.

(u)  Recently Adopted Accounting Pronouncements

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. On January 1, 2019, we adopted ASU 2018-09 and it did not have a material impact on the Company's Consolidated Financial Statements.

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

(v)  Recently Issued Accounting Pronouncements

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

In December 2019, the FASB released ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company does not expect adoption of the new standard to have a material impact on its Condensed Consolidated Financial Statements.

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31, 2019	December 31, 2018
Computer hardware and software	$16,418,916	$16,345,218
Furniture and equipment	601,928	601,938
Leasehold improvements	1,715,041	1,681,606
Property and equipment, gross	18,735,885	18,628,762
Less accumulated depreciation and amortization	(18,366,612)	(18,194,827)
Property and equipment, net	$369,273	$433,935

 During the years ended December 31, 2019 and December 31, 2018, the Company did not write off fixed assets or related accumulated depreciation.

Depreciation and amortization expense was $248,564 and $294,939 in 2019 and 2018, respectively.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At December 31, 2019 and 2018, the Level 1 category included money market funds and commercial paper, which are included within “cash and cash equivalents” in the consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Company had no Level 2 securities at December 31, 2019 and 2018.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At December 31, 2019 and 2018, the Level 3 category included derivatives, which are included in "other long-term liabilities" in the consolidated balance sheets with the change in fair value from the period included in "interest and other loss, net" in the consolidated statement of operations. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of December 31, 2019 or 2018.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	483,804	—	—	483,804
Total derivative liabilities	483,804	—	—	483,804

Total assets and liabilities measured at fair value	$483,804	$—	$—	$483,804

The derivative liabilities above are classified as other long-term liabilities in the December 31, 2019 consolidated balance sheet.
The following table presents the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	498,086	—	—	498,086
Total derivative liabilities	498,086	—	—	498,086

Total assets and liabilities measured at fair value	$498,086	$—	$—	$498,086

The derivative liabilities above are classified as other long-term liabilities in the December 31, 2018 consolidated balance sheet.

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

The following table presents the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2019 and 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2019	December 31, 2018
Beginning Balance	$498,086	$445,838
Total (earnings) loss recognized in earnings	(14,282)	52,248
Ending Balance	$483,804	$498,086

Earnings and losses resulting from changes in the fair value of the derivative instruments above are recorded as a component of interest and other expense.

(4)  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2019	December 31, 2018
Accrued compensation	$141,233	$136,446
Accrued consulting and professional fees	1,603,914	1,749,108
Other accrued expenses	48,784	64,775
Accrued income taxes	—	47,088
Accrued other taxes	446,094	420,695
Accrued restructuring costs	293,799	461,361
	$2,533,824	$2,879,473

(5)  Income Taxes

Information pertaining to the Company’s income (loss) before income taxes and the applicable provision for income taxes is as follows:

	December 31,
	2019	2018
Income (loss) before income taxes:
Domestic loss	$(1,847,586)	$(1,105,447)
Foreign income	587,957	432,021
Total loss before income taxes:	(1,259,629)	(673,426)
Provision (benefit) for income taxes:
Current:
Federal	$(116,504)	$(231,564)
State and local	(40,860)	(47,304)
Foreign	237,244	244,396
	79,880	(34,472)
Deferred:
Federal	$121,898	$208,709
State and local	12,700	308
Foreign	277,847	58,743
	412,445	267,760
Total provision for income taxes:	$492,325	$233,288

During 2019 and 2018, the Company recorded a tax provision of $492,325 and $233,288, respectively, related to federal, state and local and foreign income taxes. The tax provisions include a tax benefit related to our Minimum Tax Credit carryforwards which are now realizable on a more-likely-than-not basis as such amounts will be refundable under the TCJA, partially offset with the accrual of foreign withholding taxes as the Company is no longer permanently reinvesting its foreign earnings.

The TCJA provides for a modified territorial tax system whereby, beginning in the Company's 2018 tax year, global intangible low-taxed income (“GILTI”) provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company elected the "period cost method" as its accounting policy with respect to the new GILTI tax rules.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred Tax Assets:
Allowance for receivables	$52,439	$35,218
Deferred revenue	383,920	852,015
Share-based compensation	25,127	21,940
Accrued expenses and other liabilities	232,777	341,553
Domestic net operating loss carryforwards	20,761,781	19,405,651
Foreign net operating loss carryforwards	187,328	198,017
Tax credit carryforwards	3,106,022	3,106,022
AMT tax credit carryforwards	116,504	233,007
Capital loss carryforwards	32,109	31,466
Fixed assets	179,534	178,502
Interest expense carryforwards	94,674	63,823
Lease liability	494,030	—
Intangibles	176,210	287,547
Sub-total	25,842,455	24,754,761
Valuation allowance	(23,613,642)	(22,424,261)
Total Deferred Tax Assets	2,228,813	2,330,500
Deferred Tax Liabilities:
Prepaid commissions and other	(134,618)	(100,569)
Tax method changes	(913,496)	(1,227,047)
Right of use asset	(387,740)	—
Deferred state income tax	(470,545)	(279,540)
Foreign withholding taxes	(496,093)	(481,892)
Total Deferred Tax Liabilities	(2,402,492)	(2,089,048)
Net Deferred Tax Assets	$(173,679)	$241,452

As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors the Company determined that its U.S. deferred tax assets with the exception of its Minimum Tax Credit are not realizable on a more-likely-than-not basis and has recorded a full valuation allowance against such net deferred tax assets. The Company’s valuation allowance increased by $1.2 million due to operations.

As of December 31, 2019, the Company had federal net operating loss carry forwards of approximately $88.1 million, of which $83.4 million are set to expire beginning in 2030, if not utilized, and the remaining $4.7 million of which can be carryforward indefinitely. As of December 31, 2019, the Company had approximately $3.1 million of research and development tax credit carryforwards which expire at various dates beginning in 2023, if not utilized. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2019	2018
Tax at Federal statutory rate	$(264,522)	$(141,419)
Increase (reduction) in income taxes resulting from:
State and local taxes	(675,527)	543,278
Non-deductible expenses	9,100	5,788
GILTI	208,632	194,676
Stock compensation	6,236	509,951
Net effect of foreign operations	(10,012)	79,607
Uncertain tax positions	(71,119)	(60,994)
Change in valuation allowance	1,188,639	(1,241,052)
Foreign withholding taxes	165,099	143,120
Other	(64,201)	200,333
	$492,325	$233,288

Due to the change in U.S. federal tax law, the Company does not intend to indefinitely reinvest any of its unremitted foreign earnings. As of December 31, 2019, the Company has provided for additional foreign withholding taxes totaling approximately $0.5 million on approximately $4.6 million of undistributed earnings of its subsidiaries operating outside of the United States for which withholding tax applies.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2019	2018
Balance at January 1,	$134,246	$180,202
Increases to tax positions taken in prior years	—	—
Expiration of statutes of limitation	(42,207)	(42,275)
Translation	(10,639)	(3,681)
Balance at December 31,	$81,400	$134,246

At December 31, 2019, $113,619 including interest, if recognized, would reduce the Company’s annual effective tax rate. As of December 31, 2019, the Company had approximately $32,219 of accrued interest. The Company believes it is reasonably possible that $7,981 of its unrecognized tax benefits will reverse within the next 12 months due to expiring statute of limitations. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2019 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, Japan, France and Germany.

(6) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of applicable tax, for December 31, 2019 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(1,921,905)	$26,803	$(1,895,102)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(4,921)	7,008	2,087
Amounts reclassified from accumulated other comprehensive income	—	(245)	(245)
Total other comprehensive income	(4,921)	6,763	1,842
Accumulated other comprehensive income (loss) at December 31, 2019	$(1,926,826)	$33,566	$(1,893,260)

The changes in Accumulated Other Comprehensive Loss, net of applicable tax, for December 31, 2018 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(1,980,940)	$22,097	$(1,958,843)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	59,035	(743)	58,292
Amounts reclassified from accumulated other comprehensive income	—	5,449	5,449
Total other comprehensive income	59,035	4,706	63,741
Accumulated other comprehensive income (loss) at December 31, 2018	$(1,921,905)	$26,803	$(1,895,102)

For the year ended December 31, 2019 and 2018, the amounts reclassified to net income (loss) related to the Company’s defined benefit plan and maturities of marketable securities. These amounts are included within “Operating income (loss)" within the consolidated statement of operations.

(7) Notes Payable and Stock Warrants

On November 17, 2017, HCP-FVA, an entity affiliated with Martin Hale, a director of the Company, provided a commitment, whereby it agreed to finance up to $3 million to the Company on the terms, and subject to the conditions, set forth in the commitment (the "Commitment").  As part of the Commitment, on November 17, 2017, the Company entered into a Loan Agreement with Lender and certain other loan parties named therein, pursuant to which the Lender made a Short Term Loan to the Company in the principal amount of $500,000. Pursuant to the Short Term Loan, HCP-FVA received warrants to purchase 138,591 shares of the Company's common stock at a nominal exercise price ("Backstop Warrants").

On February 23, 2018, the Company closed on the Commitment from HCP-FVA to purchase up to $3 million of Units (the "Financing"). HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of the $500,000 Short-Term Loan into Units. In consideration for HCP-FVA’s subscription of 3 million of Units, HCP-FVA was issued Financing Warrants (as hereinafter defined) to purchase 3,669,900 shares of the Company’s common stock for a nominal exercise price.

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

ii.
warrants to purchase 0.12233 shares of the Company’s common stock for a nominal exercise price (for a total of 4.8932 million shares assuming full subscription of the Financing) (the “Financing Warrants”); and

iii.
0.0225 shares of Series A Preferred Stock at a per Unit price of $0.271063 (subject to increase to take into account accretion of the Series A Preferred Stock after December 31, 2019), all such shares to be acquired directly from their current holder, HCP-FVA.

The closing of the Commitment effectively constituted HCP-FVA’s purchase of 30 million Units in the Financing. As a result, the maximum additional funds that the Company could receive in the Financing was $1,000,000 through the purchase of 10 million Units by other eligible stockholders. In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received additional Backstop Warrants to purchase 415,774 shares of the Company’s common stock for a nominal exercise price, in addition to the 138,591 Backstop Warrants issued to HCP-FVA in connection with the making of the Short Term Loan.

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

On April 23, 2018, HCP-FVA exercised most of its Backstop Warrants on a cash-less basis and was issued 533,706 shares of the Company's common stock. HCP-FVA exercised its remaining Backstop Warrants to purchase 15,436 shares of common stock on May 21, 2019.

The Commitment and the Financing were approved by the Company’s Board of Directors, based on a recommendation of a special committee of independent directors, with Mr. Hale recusing himself.

On October 9, 2018, FalconStor closed on the final tranche of its Financing of Units to certain eligible stockholders of the Company. As a result, the Company received an additional $1,000,000 of gross proceeds from new investors (the “New Investors”) which is in addition to the $3,000,000 of gross proceeds previously received from HCP-FVA through the subscription of 30,000,000 Units pursuant to the Commitment on February 23, 2018.

In addition to providing the Company with $1,000,000 of gross proceeds, the New Investors purchased $520,000 of the Term Loan held by HCP-FVA and 342,000 of the 900,000 shares of Series A Preferred Stock held by HCP-FVA. Financing Warrants to purchase 636,109 shares of Common Stock held by HCP-FVA were also cancelled. Accordingly, the New Investors held Financing Warrants to purchase 1,859,420 shares of Common Stock and HCP-FVA then held Financing Warrants to purchase 3,033,791 shares of Common Stock. The transfer of securities by HCP-FVA to New Investors was subject to certain transfer limitations to ensure the preservation of the Company’s net operating loss carry forward.

In December 2018, the Company received proceeds of approximately $489,321 from the exercise of Financing Warrants. In January of 2019, these proceeds were applied as a partial repayment of principle under the Term Loan.

On December 27, 2019, the Company entered into Amendment No. 1 to Amended and Restated Term Loan Credit Agreement, by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA as administrative agent for the lenders party thereto (the “Lenders”), ESW Capital, LLC (“ESW”), as co-agent, and the Lenders, to provide for, among other things, a new $2,500,000 term loan facility to the Company (the “2019 Term Loan”). The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan and the Company will pay a fixed amount of interest on such advance equal to 15% of the principal amount advanced.

In connection with the initial advance of the 2019 Term Loan, HCP-FVA funded $620,000, ESW funded $378,439 and Michael Kelly funded $1,561. HCP-FVA is an affiliate of Hale Capital Partners, LP, the Company’s largest stockholder, and an affiliate of a director of the Company, Martin Hale. ESW is a greater than 5% stockholder of the Company and Mr. Kelly is a director of the Company.

During the fiscal years-ended December 31, 2019, December 31, 2018 and December 31, 2017, FalconStor was unable to make its Series A Preferred Stock quarterly dividend payments, and was subject to mandatory redemption under the Series A Preferred Stock purchase agreement. In conjunction with the Commitment, Hale Capital agreed to postpone the date of the mandatory redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a mandatory redemption right (“Series A Mandatory Redemption Extension”). Accordingly, as a result of these changes, for accounting purposes, the Series A Preferred Stock is considered new Series A Preferred Stock. Despite these actions, the Company continues to accrue dividends pursuant to the Amended and Restated Certificate of Designations, Preferences and Rights  for the Series A Preferred Stock. See Note (8) Series A Redeembable Convertible Preferred Stock for additional information.

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
The initial transaction was recorded as follows:

At Inception	February 23, 2018
	Basis	Fair Value
Series A redeemable convertible preferred stock, net	$10,312,113	$8,709,684
Notes payable, net	2,728,778	2,457,249
Warrant liability	—	4,143,000
Total	$13,040,891	$15,309,933

Deemed dividend	$2,269,042

The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	$9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accrued dividends	683,742
Accretion of preferred stock	363,280
Total Series A redeemable convertible preferred stock, net at December 31, 2018	9,756,706
Accrued dividends	1,157,762
Accretion of preferred stock	389,811
Total Series A redeemable convertible preferred stock, net at December 31, 2019	$11,304,279

The notes payable balance consists of the following:

Notes payable principal balance	$3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Proceeds from issuance of long-term debt	1,000,000
Revaluation of long-term debt	(447,008)
Accretion of discount	202,195
Deferred issuance costs	(87,609)
Total notes payable, net at December 31, 2018	3,124,827
Repayment of long-term debt	(489,321)
Proceeds from issuance of long-term debt	1,000,000
Accretion of discount	273,521
Deferred issuance costs	(55,393)
Total notes payable, net at December 31, 2019	$3,853,634

The $4 million senior secured debt bears interest at prime plus 0.75% and matures on June 30, 2021.  The $1 million term loan bears interest at 15% and matures on September 27, 2020.

(8) Series A Redeemable Convertible Preferred Stock

The Company has 900,000 shares of Series A Preferred Stock outstanding. Pursuant to the Amended and Restated Certificate of Designations, Preferences and Rights  for the Series A Preferred Stock (the ”Certificate of Designations”), each share of Series A Preferred Stock can be converted into shares of the Company’s common stock, at an initial conversion price equal to $102.49 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, (i) at any time at the option of the holder or (ii) by the Company if, following the first anniversary of the issuance of the Series A Preferred Stock (subject to extension under certain circumstances), the volume weighted average trading price per share of the Company’s common stock for sixty (60) consecutive trading days exceeds 250% of the conversion price and continues to exceed 225% of the conversion price through the conversion date, subject at all times to the satisfaction of, and the limitations imposed by, the equity conditions set forth in the Certificate of Designations (including, without limitation, the volume limitations set forth therein).
Pursuant to the Certificate of Designations, the holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the prime rate (provided in the Wall Street Journal Eastern Edition) plus 5% (up to a maximum dividend rate of 10%), payable in cash or in kind (i.e., through the issuance of additional shares of Series A Preferred Stock), except that the Company is not permitted to pay such dividends in cash while any indebtedness and the Company’s Amended and Restated Loan Agreement remains outstanding without the consent of the holders of the Series A Preferred Stock. In addition, the declaration and payment of dividends is subject to compliance with applicable law and unpaid dividends will accrue. A holder’s right to convert its shares of Series A Preferred Stock and receive dividends in the form of common stock is subject to certain limitations including, among other things, that the shares of common stock issuable upon conversion or as dividends will not, prior to receipt of stockholder approval, result in any holder beneficially owning greater than 19.99% of the Company’s currently outstanding shares of common stock.
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

As of December 31, 2019 and December 31, 2018 the fair value of these derivative instruments was $483,804 and $498,086, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The gain (loss) on the change in fair value of these derivative instruments for the twelve months ended December 31, 2019 and December 31, 2018 of $(14,282) and $52,248, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the twelve months ended December 31, 2019 and 2018, were as follows:

	Years Ended December 31,
	2019	2018
Beginning Balance	$498,086	$445,838
Total loss recognized in earnings	(14,282)	52,248
Ending Balance	$483,804	$498,086

The Company’s derivatives were valued using the Black-Scholes pricing model adjusted for probability assumptions, with all significant inputs, except for the probability and volatility assumptions, derived from or corroborated by observable market data such as stock price and interest rates. The probability and volatility assumptions are as follows:

Probability of redemption as part of a fundamental sale transaction	0.5%
Probability of redemption absent a fundamental sale transaction	4.75%
Annual volatility	65%

At the time of issuance, the Company recorded transaction costs and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the Commitment, Hale Capital agreed to the Series A mandatory extension and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the twelve months ended December 31, 2019 and 2018, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the twelve months ended December 31, 2019 and 2018, respectively:

	Years Ended December 31,
	2019	2018
Net income (loss)	$(1,751,954)	$(906,714)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,157,762	1,035,977
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	389,811	254,212
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	2,269,042
Net income (loss) attributable to common stockholders	$(3,299,527)	$(4,465,945)

(9)  Stockholders’ Equity

Amendments to Articles of Incorporation

On June 22, 2018, following stockholder approval, the Company filed a certificate of amendment (the “Charter Amendment”) to the Company’s Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to increase the authorized shares of common stock, $.001 par value per share, to 30,000,000 and filed an Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Amended and Restated Certificate of Designations”) with the Delaware Secretary of State to implement certain modifications to the terms of the Company’s Series A Preferred Stock.

Stock Repurchase Activity

During the year ended December 31, 2019 and December 31, 2018, the Company repurchased no shares of its common stock. As of December 31, 2019, the Company had the authorization to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

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

The 2016 Incentive Stock Plan ( "2016 Plan") was terminated in April 2018.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of December 31, 2018:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,471,997	296,188	1,146,002

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of December 31, 2019:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	3,850
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	7,595

All outstanding options granted under the Company’s equity plans have terms of ten years.

A summary of the Company’s stock option activity for 2019 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2018	13,537	$140.35	5.60	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(2,587)	$163.65
Expired	(505)	$286.35
Options Outstanding at December 31, 2019	10,445	$127.53	4.96	$—
Options Exercisable at December 31, 2019	10,445	$127.53	4.96	$—
Options Expected to Vest after December 31, 2019	—	$—	0.00	$—

Stock option exercises are fulfilled with new shares of common stock.

Related to the 2016 Plan, many share-based compensation awards were forfeited and the related expense reversed accordingly, resulting in negative expense in the period. The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statements of operations:

	Years ended December 31,
	2019	2018
Cost of revenue - Support and Service	2,250	26,203
Research and development costs	6,348	77,116
Selling and marketing	4,030	19,615
General and administrative	19,652	(58,262)
	$32,280	$64,672

The Company did not recognize any tax benefits related to share-based compensation expense during the years ended December 31, 2019 and 2018.

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

	Years ended December 31,
	2019	2018
Directors, officers and employees	$23,031	$(49,289)

A summary of the Company’s restricted stock activity for 2019 is as follows:

Number of Restricted Stock Awards
Non-Vested at December 31, 2018	1,000
Granted	1,251,154
Vested	(29,807)
Forfeited	(75,345)
Non-Vested at December 31, 2019	1,147,002

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended was $485,519 and $0 for the years ended December 31, 2019 and 2018, respectively.

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The Company believes that these valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2019 and 2018. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

No awards were granted during the year ended December 31, 2018. The per share weighted average fair value of share-based payments granted during the year ended December 31, 2019 was $0.50. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2019	2018
Expected dividend yield	0%	N/A
Expected volatility	46.1% - 42.2%	N/A
Risk-free interest rate	2.5%	N/A
Expected term (years)	5.0	N/A
Discount for post-vesting restrictions	N/A	N/A

The Company estimates expected volatility based primarily on historical daily volatility of the Company’s stock and other factors, if applicable. The risk-free interest rate is based on the United States treasury yield curve in effect at the time of grant. The expected term is the number of years that the Company estimates that restricted stock will be outstanding. The expected term of the awards was determined based upon an estimate of the expected term of “plain vanilla” options as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110.

As of December 31, 2019, there was approximately $0.6 million total unrecognized compensation cost related to the Company’s unvested stock options, restricted stock and restricted stock unit awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

As of December 31, 2019, the Company had 1,453,725 shares of common stock reserved for issuance upon the exercise or vesting of stock options, restricted stock, restricted stock units and warrants.

(11)  Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, N.Y. office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2018 through 2021. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2019:

2020	$1,754,189
2021	639,526
2022	—
2023	—
Thereafter	—
$2,393,715

These leases require the Company to pay its proportionate share of real estate taxes and other common charges. Total rent expense for operating leases was $0.8 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the year ended December 31, 2019, the Company has not incurred any costs related to warranty obligations.

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

As described under Note 8, the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of December 31, 2019, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

As of August 14, 2017, the Board appointed Todd Brooks as Chief Executive Officer effective August 14, 2017.

In connection with Mr. Brooks’ appointment as Chief Executive Officer, the Board approved an offer letter to Mr. Brooks (the “Brooks Agreement”), which was executed on August 14, 2017. The Brooks Agreement provides that Mr. Brooks is entitled to receive an annualized base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Brooks will also be eligible for a cash bonus of $17,500 for any quarter that is free cash flow positive on an operating basis and additional incentive compensation of an annual bonus of up to $200,000, subject to attainment of performance objectives to be mutually agreed upon and established. Mr. Brooks’ employment can be terminated at will. If Mr. Brooks’ employment is terminated by the Company other than for cause he is entitled to receive severance equal to twelve (12) months of his base salary if (i) he has been employed by the Company for at least twelve (12) months at the time of termination or (ii) a change of control has occurred within six (6) months of Mr. Brooks’ employment. Except as set forth in the preceding sentence, Mr. Brooks is entitled to receive severance equal to six (6) months of his base salary if he has been employed by the Company for less than six (6) months and his employment was terminated by the Company without cause. Mr. Brooks is also entitled to vacation and other employee benefits in accordance with the Company’s policies as well as reimbursement for an apartment.

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

In addition, as of December 31, 2019, our liability for uncertain tax positions totaled $432,520. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

(12)  Derivative Financial Instruments

The Company does not use derivative financial instruments for trading or speculative purposes. As of December 31, 2019 and 2018, the Company had no foreign currency forward contracts outstanding. The Company did not utilize foreign currency forward contracts during the years ended December 31, 2019 and 2018.

As a result of the Company’s analysis of all the embedded conversion and put features within its Series A redeemable convertible preferred stock, the contingent redemption put options in the Series A redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series A redeemable convertible preferred stock and recorded as a liability. At the time of issuance of the Series A redeemable convertible preferred stock the fair value of these derivative instruments were recorded as a reduction to preferred stock. As of December 31, 2019 and 2018, the fair value of these derivative instruments was $483,804 and $498,086, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for 2019 of $14,282 and the loss on the change in fair value of these derivative instruments for 2018 of $52,248, were included in “interest and other loss, net” within the consolidated statement of operations.

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

(14)  Restructuring Costs

In the third quarter of 2013, the Company adopted the 2013 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis. In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the remaining accrued severance related costs of $0.3 million as of December 31, 2019 to be paid once final settlement litigation is completed, which can be at various times over the next twelve months.

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ending December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources allowing the company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the fiscal year ended December 31, 2019, the Company incurred lease disposal-related costs for this property of $0.9 million. As of December 31, 2019, $0.2 million of the Company's remaining accrued lease disposal cost has been recorded as a component of operating lease liabilities.

In the third quarter of 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"). In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the three months ended September 30, 2019, the Company incurred $0.2 million in severance expense as a result of this action. The 2019 Plan was substantially completed at December 31, 2019.

Accrued restructuring costs as of December 31, 2019 associated with the 2013 and 2017 Plans is as follows:

	Severance related costs	Facility and other costs	Total
Balance at December 31, 2017	$648,399	$—	$648,399
Provisions/Additions	(173,265)	1,434,843	1,261,578
Utilized/Paid	(13,773)	(981,396)	(995,169)
Balance at December 31, 2018	$461,361	$453,447	$914,808
Provisions/Additions	245,910	858,408	1,104,318
Utilized/Paid	(413,472)	(1,074,362)	(1,487,834)
Balance at December 31, 2019	$293,799	$237,493	$531,292

In the accompanying consolidated balance sheets, the Company's remaining accrued severance and other charges are included within “accrued expenses” and "accounts payable".  The Company's remaining accrued facility cost has been recorded as a component of "operating lease liabilities". Expenses incurred under the 2017 and 2019 Plans during the years ended December 31, 2019 and 2018 are included within “restructuring costs” in the accompanying consolidated statements of operations.

(15)  Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2019 and 2018, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2019 and 2018, the Company contributed approximately $4,000 and $5,000, respectively.

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

At December 31, 2019 and 2018, $33,566 and $26,802, respectively, is included in accumulated other comprehensive (loss) income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $0 and $0 at December 31, 2019 and 2018, respectively, and unrecognized actuarial gains of $33,566 and $26,802 at December 31, 2019 and 2018, respectively. During 2019, the total amount recorded in other comprehensive (loss) income related to the pension plan was $6,763 (net of tax), which consisted of an actuarial loss of $6,763 and the recognition of $0 of transition obligations recognized during 2019 as a component of net periodic pension cost. The transition obligation and actuarial gain included in accumulated other comprehensive (loss) income and expected to be recognized in net periodic pension cost for the year ended December 31, 2020, is $0 and $1,005 respectively.

Pension information for the years ended December 31, 2019 and 2018, is as follows:

	2019	2018
Accumulated benefit obligation	$170,879	$165,031
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	174,261	231,618
Interest cost	1,469	2,509
Actuarial gain	389	10,248
Benefits paid	—	(64,016)
Service cost	—	—
Currency translation	4,032	(6,098)
Projected benefit obligation at end of year	$180,151	$174,261
Changes in plan assets:
Fair value of plan assets at beginning of year	$134,351	$190,950
Actual return on plan assets	8,069	7,161
Benefits paid	—	(64,016)
Employer contributions	4,041	5,148
Currency translation	3,442	(4,892)
Fair value of plan assets at end of year	$149,903	$134,351
Funded status	(30,248)	(39,910)

The underfunded status of the Company's defined benefit plan has been recorded as a component of other long-term liabilities as of December 13, 2019 and 2018.

Components of net periodic pension cost:
Interest cost	$1,469	$2,509
Expected return on plan assets	(1,133)	(2,068)
Amortization of net (gain) loss	(581)	5,008
Service cost	—	—
Net periodic pension (benefit) cost	$(245)	$5,449

The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $116,000 are expected to be made during 2020. Benefit payments of $0 are expected to be paid through 2028.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2019 and 2018 as follows:

	Years ended December 31,
	2019	2018
Discount rate	0.66%	0.85%
Rate of increase in compensation levels	1.00%	1.00%
Expected long-term rate of return on plan assets	0.66%	0.85%

(16)  Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2019 and 2018, and the location of long-lived assets as of December 31, 2019 and 2018, are summarized as follows:

	Years ended December 31,
	2019	2018
Revenues:
Americas	$4,299,840	$3,997,620
Asia Pacific	6,212,275	6,867,306
Europe, Middle East, Africa and Other	6,031,456	6,972,980
Total Revenues	$16,543,571	$17,837,906

	December 31,
	2019	2018
Long-lived assets:
Americas	$6,811,578	$5,852,995
Asia Pacific	860,023	736,970
Europe, Middle East, Africa and Other	190,928	155,708
Total long-lived assets	$7,862,529	$6,745,673

For the year ended December 31, 2019, the Company had two customers that accounted for more than 10% of total revenue. For the year ended 2018, the Company had no customers that accounted for more than 10% of total revenue.

As of December 31, 2019 and 2018, the Company had one customer that accounted for more than 10% of the gross accounts receivable balance.

(17)  Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

Period Ended	Balance at Beginning of Period	Charges / (Benefits) to Revenue	(Increases) Deductions	Balance at End of Period
December 31, 2019	$162,112	148,624	94,583	$216,153
December 31, 2018	$354,542	(23,080)	169,350	$162,112

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

Martin M. Hale, Jr., a member of the Company's Board of Directors, is a general partner of HCP-FVA, the holder in excess of 50% of the Company’s Series A Preferred Stock. The Series A Preferred Stock was purchased by Hale Capital Partners, LP, of which Mr. Hale is a general partner, pursuant to a September 16, 2013 stock purchase agreement with the Company at a time when Mr. Hale was not a director of the Company. Hale Capital Partners, LP subsequently assigned all of its rights in the Series A Preferred Stock to HCP-FVA. Under the terms of the Certificate of Designations, the holders of the Series A Preferred Stock are entitled, as a group, to nominate and to elect up to two directors so long as at least 85% of the Company's Series A Preferred Stock is outstanding. HCP-FVA, the sole holder of the Series A Preferred Stock at the time, nominated and elected Mr. Hale in September 2013 and Michael P. Kelly on October 29, 2014, to the Company’s Board of Directors.

On November 17, 2017, HCP-FVA provided the Commitment to the Company agreeing to finance up to $3 million to the Company on the terms, and subject to the conditions, set forth in the Commitment. As part of that Commitment, on November 17, 2017, the Company entered into a Loan and Security Agreement with HCP-FVA and certain other loan parties named therein, pursuant to which the Lender made a short term loan to the Company in the principal amount of $500,000 payable on May 17, 2018. In connection with the short term loan, the Company issued HCP-FVA Backstop Warrants to purchase 138,591 shares of Common Stock. See Note (7) Notes Payable and Stock Warrants for more information.

On February 23, 2018, we closed on the Commitment whereby HCP-FVA purchased $3 million of Units (as defined in Note (7) Notes Payable and Stock Warrants) to backstop a proposed private placement of Units to certain eligible stockholders of the Company. HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of the $500,000 short term loan In connection therewith, the Company issued HCP-FVA additional BackStop Warrants to purchase 415,774 shares of common stock and Financing Warrants to purchase 3,669,900 shares of common stock.
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

In addition to providing the Company with $1,000,000 of gross proceeds, the New Investors purchased $520,000 of the Term Loan held by HCP-FVA and 342,000 of the 900,000 shares of Series A Preferred Stock held by HCP-FVA. Financing Warrants to purchase 636,109 shares of Common Stock held by HCP-FVA were also cancelled. Accordingly, the New Investors hold Financing Warrants to purchase 1,859,420 shares of Common Stock and HCP-FVA now holds Financing Warrants to purchase 3,033,791 shares of Common Stock. The transfer of securities by HCP-FVA to New Investors was subject to certain transfer limitations to ensure the preservation of the Company’s net operating loss carry forward.

On December 27, 2019, the Company entered into Amendment No. 1 to Amended and Restated Term Loan Credit Agreement , by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA as administrative agent for the Lenders party thereto, ESW, as co-agent, and the Lenders, to provide for, among other things, a new $2,500,000 term loan facility to the Company. The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan and the Company will pay a fixed amount of interest on such advance equal to 15% of the principal amount advanced.

In connection with the initial advance of the 2019 Term Loan, HCP-FVA funded $620,000, ESW funded 378,439 and Michael Kelly funded 1,561. ESW is a greater than 5% stockholder of the Company and Mr. Kelly is a director of the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The required disclosure related to our previous registered public accounting firm can be found in our Current Report on Form 8-K filed with the SEC on April 23, 2018 and April 9, 2019.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e of the Exchange Act, that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer and principal accounting officer) have evaluated the effectiveness of its “disclosure controls and procedures” as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are not effective as of the end of the period covered by this report. We describe this deficiency and the steps we have taken to remedy such deficiency in our discussion of internal control over financial reporting below.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company; as such term is defined in Rules 13a-15(f) under the Exchange Act, as amended. To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company’s management uses the Integrated Framework (2013) adopted by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is not effective as of that date because of the following material weakness:

During the twelve months ended December 31, 2019, the Company did not have an independent party complete testing of the controls as of December 31, 2019. The Company has implemented certain mitigating controls such as secondary reviews by senior management, variance analysis reporting and cash-flow monitoring, which insured that both internal and external financial reporting included all the information and disclosures required by generally accepted accounting principles in the United States of America.

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

Information called for by Part III, Item 10, regarding the Registrant’s directors and executive officers will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2020, and is incorporated herein by reference. The information will appear in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2019, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2020, and is incorporated herein by reference. The information will appear in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, "Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2019, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2020, and is incorporated herein by reference. The information will appear in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2019, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2020, and is incorporated by reference. The information will appear in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2019, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2020, and is incorporated herein by reference. The information will appear in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2019, our year-end.

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

3.6	Certificate of Amendment of the Restated Certificate of Incorporation of FalconStor Software, Inc,, incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated June 25, 2018.

3.7
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of FalconStor Software, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s report on Form 8-K dated June 25, 2018.

3.8	Certificate of Amendment to the Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on June 25, 2019.

3.9	Certificate of Amendment to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q for the period ended June 30, 2019 filed on August 14, 2019.

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

4.5s	FalconStor Software, Inc. 2016 Incentive Stock Plan, incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A dated March 18, 2016.

4.6*	Description of Registered Securities of FalconStor Software, Inc.

10.1	Intentionally omitted.

10.2
Agreement of Lease between Huntington Quadrangle 2 LLC and FalconStor Software, Inc. dated May 30, 2013, with a commencement date of March 1, 2014, incorporated herein by reference to Exhibit 99.1 to the Registrant's quarterly report on Form 10-Q for the period ended June 30, 2013 filed on August 7, 2013.

10.3
Preferred Stock Purchase Agreement dated as of September 16, 2013 between FalconStor Software, Inc. and Hale Capital Partners, LP, incorporated herein by reference to Exhibit 10.1 to the Registrant's report on Form 8-K dated September 16, 2013.

10.4	Intentionally omitted.

10.5s	Agreement between FalconStor Software, Inc. and Todd Brooks, dated August 14, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed August 17,2017.

10.6	Intentionally omitted.

10.7s	Agreement between FalconStor Software, Inc. and Patrick McClain, dated August 17, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed August 17, 2017.

10.8	Intentionally omitted.

10.9	Intentionally omitted.

10.10	Intentionally omitted.

10.11
Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, by and among FalconStor Software, Inc., HCP-FVA, LLC, as Administrative Agent and as a Lender, and the other Loan Parties named therein, incorporated herein by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on February 26, 2018.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Agreement between FalconStor Software, Inc. and Brad Wolfe, dated April 4, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed April 11, 2018.

10.15	Falconstor Software Inc. 2018 Stock Incentive Plan, incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2018.

10.16
Joinder to Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, by and among FalconStor Software, Inc., HCP-FVA, LLC, as Administrative Agent and as a Lender, and the other Loan Parties named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed October 11, 2018.

10.17
Amendment No. 1 to Amended and Restated Term Loan Credit Agreement dated December 27, 2019 by and among FalconStor Software, Inc., HCP-FVA, LLC, EW Capital, LLC, the lenders party thereto and the other loan parties named therein, incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on January 3, 2020.

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1*	Consent of RBSM LLP.

23.2*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer.

31.2*	Certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.1	The following financial statements from FalconStor Software, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBLR (eXtensible Business Reporting Language):

(i)  Consolidated Balance Sheets – December 31, 2019 and December 31, 2018

(ii)  Consolidated Statements of Operations – Years Ended December 31, 2019 and 2018

(iii)  Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2019 and 2018

(iv)  Consolidated Statements of Stockholders’ Deficit – Years Ended December 31, 2019 and 2018

(v)  Consolidated Statements of Cash Flows – Years Ended December 31, 2019 and 2018

(vi)  Notes to Consolidated Financial Statements – December 31, 2019

*- Filed herewith.
s- Denotes management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 19, 2020.

FALCONSTOR SOFTWARE, INC.

By:	/s/ Brad Wolfe	March 19, 2020
	Executive Vice President, Chief Financial Officer and Treasurer	Date
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

By:	/s/ Todd Brooks	March 19, 2020
	Todd Brooks, President & Chief Executive Officer and Director (principal executive officer)	Date

By:	/s/ Brad Wolfe	March 19, 2020
	Brad Wolfe, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date

By:	/s/ Martin Hale Jr.	March 19, 2020
	Martin Hale Jr., Director	Date

By:	/s/ Michael Kelly	March 19, 2020
	Michael Kelly, Director	Date

By:	/s/ Barry A. Rudolph	March 19, 2020
	Barry A. Rudolph, Director	Date

By:	/s/ William D. Miller	March 19, 2020
	William D. Miller, Director	Date