Form 10-Q
period 2020-03-31
FALCONSTOR SOFTWARE INC
filed 2020-05-07
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Securities registered pursuant to Section 12(b) of the Act: None.
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

 The number of shares of common stock outstanding as of April 30, 2020 was 5,919,837.
.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$976,121	$1,475,166
Accounts receivable, net of allowances	1,758,213	3,406,550
Prepaid expenses and other current assets	2,127,422	2,252,372
Contract assets	593,834	749,515
Inventory	14,173	30,014
Total current assets	5,469,763	7,913,617
Property and equipment, net of accumulated depreciation and amortization	321,714	369,273
Operating lease right-of-use assets, net	1,488,539	1,842,254
Deferred tax assets, net	259,008	258,841
Software development costs, net	24,221	27,012
Other assets	911,425	829,335
Goodwill	4,150,339	4,150,339
Other intangible assets, net	84,249	57,718
Long-term contract assets	254,397	327,757
Total assets	$12,963,655	$15,776,146
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$868,266	$1,302,290
Accrued expenses	2,280,901	2,533,824
Current portion of lease liabilities	1,699,377	1,655,522
Short-term loan, net of debt issuance costs and discounts	1,001,327	947,501
Deferred revenue	3,478,006	5,270,190
Total current liabilities	9,327,877	11,709,327
Other long-term liabilities	768,910	745,254
Notes payable, net of debt issuance costs and discounts	3,015,993	2,906,133
Operating lease liabilities, net of current portion	177,905	624,859
Deferred tax liabilities, net of current portion	457,060	432,520
Deferred revenue, net	2,671,420	2,085,080
Total liabilities	16,419,165	18,503,173
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $12,548,444 and $12,262,685, respectively	11,616,129	11,304,279
Stockholders' deficit:
Common stock - $.001 par value, 30,000,000 shares authorized, 5,919,837 shares and 5,918,733 shares issued and outstanding, respectively	5,920	5,919
Additional paid-in capital	111,420,547	111,727,888
Accumulated deficit	(124,591,693)	(123,871,853)
Accumulated other comprehensive loss, net	(1,906,413)	(1,893,260)
Total stockholders' deficit	(15,071,639)	(14,031,306)
Total liabilities and stockholders' deficit	$12,963,655	$15,776,146
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product revenue	$1,048,963	$1,745,784
Support and services revenue	2,131,224	2,747,194
Total revenue	3,180,187	4,492,978
Cost of revenue:
Product	139,460	79,669
Support and service	407,920	563,745
Total cost of revenue	547,380	643,414
Gross profit	2,632,807	3,849,564
Operating expenses:
Research and development costs	674,924	947,384
Selling and marketing	981,191	1,040,289
General and administrative	1,093,169	1,476,296
Restructuring costs	287,460	157,693
Total operating expenses	3,036,744	3,621,662
Operating income (loss)	(403,937)	227,902
Interest and other expense	(245,839)	(265,223)
Loss before income taxes	(649,776)	(37,321)
Income tax expense	70,064	87,586
Net loss	$(719,840)	$(124,907)
Less: Accrual of Series A redeemable convertible preferred stock dividends	285,760	247,027
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	26,090	129,239
Net loss attributable to common stockholders	$(1,031,690)	$(501,173)
Basic net loss per share attributable to common stockholders	$(0.17)	$(0.09)
Diluted net loss per share attributable to common stockholders	$(0.17)	$(0.09)
Weighted average basic shares outstanding	5,919,643	5,887,988
Weighted average diluted shares outstanding	5,919,643	5,887,988

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net loss	$(719,840)	$(124,907)
Other comprehensive loss, net of applicable taxes
Foreign currency translation	(13,153)	19,392
Total other comprehensive loss, net of applicable taxes:	(13,153)	19,392
Total comprehensive loss	$(732,993)	$(105,515)
Less: Accrual of Series A redeemable convertible preferred stock dividends	285,760	247,027
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	26,090	129,239
Total comprehensive loss attributable to common stockholders	$(1,044,843)	$(481,781)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2020	5,918,733	$5,919	$111,727,888	$(123,871,853)	$(1,893,260)	$(14,031,306)
Net loss				(719,840)		(719,840)
Restricted stock issued	1,104	1	(1)			—
Share-based compensation to employees			4,510			4,510
Accretion of Series A redeemable convertible preferred stock			(26,090)			(26,090)
Dividends on Series A redeemable convertible preferred stock			(285,760)			(285,760)
Foreign currency translation					(13,153)	(13,153)
Balance at March 31, 2020	5,919,837	$5,920	$111,420,547	$(124,591,693)	$(1,906,413)	$(15,071,639)

Balance at January 1, 2019	5,872,252	$5,873	$113,243,227	$(122,907,794)	$(1,895,102)	$(11,553,796)
Net income				(124,907)		(124,907)
Share-based compensation to employees			9,251			9,251
Accretion of Series A redeemable convertible preferred stock			(129,239)			(129,239)
Dividends on Series A redeemable convertible preferred stock			(247,027)			(247,027)
Foreign currency translation					19,392	19,392
Balance at March 31, 2019	5,872,252	$5,873	$112,876,212	$(123,032,701)	$(1,875,710)	$(12,026,326)

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(719,840)	$(124,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,563	127,871
Amortization of debt discount on notes payable	109,861	57,785
Amortization of right of use assets	353,715	398,203
Share-based payment compensation	4,510	9,251
Provision for (recovery of) returns and doubtful accounts	(81,244)	(35,649)
Deferred income taxes (benefit)	24,545	—
Changes in operating assets and liabilities:
Accounts receivable	1,720,163	325,914
Prepaid expenses and other current assets	121,591	170,927
Contract assets	229,042	(86,397)
Inventory	15,539	(15,829)
Other assets	(51)	(467,367)
Accounts payable	(433,791)	(64,080)
Accrued expenses and other long-term liabilities	(171,461)	137,972
Operating lease liabilities	(403,100)	(463,781)
Deferred revenue	(1,201,373)	(74,142)
Net cash used in operating activities	(398,331)	(104,229)
Cash flows from investing activities:
Purchases of property and equipment	—	(42,586)
Security deposits	(82,908)	146
Purchase of intangible assets	(11,360)	(26,365)
Net cash used in investing activities	(94,268)	(68,805)
Cash flows from financing activities:
Payments of long term-debt	—	(489,321)
Net cash provided by (used in) financing activities	—	(489,321)
Effect of exchange rate changes on cash and cash equivalents	(6,446)	(29,173)
Net decrease in cash and cash equivalents	(499,045)	(691,528)
Cash and cash equivalents, beginning of period	1,475,166	3,059,677
Cash and cash equivalents, end of period	$976,121	$2,368,149
Supplemental disclosures:
Cash paid for interest	$52,546	$60,833
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$285,760	$247,027
Accretion of Series A redeemable convertible preferred stock	$26,090	$129,239

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

(b) Liquidity

As of March 31, 2020, the Company had a working capital deficiency of $3.9 million, which is inclusive of current deferred revenue of $3.5 million, and a stockholders' deficit of $15.1 million. During the three months ended March 31, 2020, the Company had a net loss of $0.7 million and negative cash flow from operations of $0.4 million. The Company's total cash balance at March 31, 2020 was $1.0 million, a decrease of $0.5 million compared to December 31, 2019.

The Company's ability to continue as a going concern for the next twelve months, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. In the third quarter of 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"). In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. As of March 31, 2020, the 2019 Plan is considered to be substantially completed.

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

In connection with the initial advance of the 2019 Term Loan, HCP-FVA funded $620,000, ESW funded $378,439 and Michael Kelly funded $1,561. HCP-FVA is an affiliate of Hale Capital Partners, LP ("Hale Capital"), the Company’s largest stockholder, and an affiliate of a director of the Company, Martin Hale. ESW is a greater than 5% stockholder of the Company and Mr. Kelly is a director of the Company.

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is prepared to keep in place for the remainder of 2020. This plan reduces the Company's annual cash expense run rate by $4.0 million or 29%. We believe the reduced expense level will enable FalconStor to remain profitable during the remainder of 2020, even with continued revenue challenges throughout.

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
We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through May 15, 2021.

(c) Impact of the COVID-19 Pandemic

We are closely monitoring the impact of COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The outbreak of COVID-19 has caused and may continue to cause travel bans or disruptions, and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, and it has been and, until the COVID-19 outbreak is contained, will continue to be more difficult for us to forecast our operating results. These uncertainties have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our end customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.
Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2020 operating plans. The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur.

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

(g)  Unaudited Interim Financial Information

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2020, and the results of its operations for the three months ended March 31, 2020 and 2019. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K").

(h)  Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The objective of the guidance is to improve the effectiveness of disclosure requirements on defined benefit pension plans and other postretirement plans. The guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect adoption of the new standard to have a material impact on its condensed consolidated financial statements.

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

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) Summary of Significant Accounting Policies of the 2019 Form 10-K. There have been no significant changes in the Company's significant accounting policies since December 31, 2019, other than those noted below. For a description of the Company's other significant accounting policies refer to the 2019 Form 10-K.

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

As of March 31, 2020 and December 31, 2019, accounts receivable, net of allowance for doubtful accounts, was $1.8 million and $3.4 million, respectively. As of March 31, 2020 and December 31, 2019, short and long-term contract assets, net of allowance for doubtful accounts, was $0.8 million and $1.1 million, respectively.

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

Changes in deferred revenue were as follows:

Three Months Ended March 31, 2020
Balance at December 31, 2019	$7,355,270
Deferral of revenue	1,967,462
Recognition of revenue	(3,180,187)
Change in reserves	6,881
Balance at March 31, 2020	$6,149,426

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $6.1 million as of March 31, 2020, of which the Company expects to recognize approximately 54% of such amount as revenue over the next 12 months and the remainder thereafter.

Approximately $2.0 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of March 31, 2020. We expect to recognize revenue on approximately 46% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

Disaggregation of Revenue
Please refer to the condensed consolidated statements of operations and Note (16), Segment Reporting and Concentrations, for discussion on revenue disaggregation by product type and by geography. The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

Right of Use Assets and Liabilities

We have various operating leases for office facilities that expire through 2021. Below is a summary of our ROU assets and liabilities as of March 31, 2020.

Right of use assets	$1,488,539
Lease liability obligations, current	1,699,377
Lease liability obligations, less current portion	177,905
Total lease liability obligations	$1,877,282
Weighted-average remaining lease term	1.13
Weighted-average discount rate	6.02%

	Three Months Ended March 31,
	2020	2019
Components of lease expense:
Operating lease cost	354,400	417,765
Sublease income	155,944	155,944
Net lease cost	510,344	573,709

During the three months ended March 31, 2020 and March 31, 2019, operating cash flows from operating leases was approximately $547,623 and $501,469, respectively.

Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of March 31, 2020, are as follows:

Remainder of 2020	1,329,957
2021	639,526
Thereafter	—
Total minimum lease payments	1,969,483
Less interest	(92,201)
Present value of lease liabilities	1,877,282

(3) Earnings Per Share

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards, warrants and the Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Stock options and restricted stock	1,178,974	11,855
Series A redeemable convertible preferred stock	87,815	87,815
Total anti-dilutive common stock equivalents	1,266,789	99,670

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Gross carrying amount	$18,722,635	$18,735,885
Accumulated depreciation	(18,400,921)	(18,366,612)
Property and Equipment, net	$321,714	$369,273

For the three months ended March 31, 2020 and 2019, depreciation expense was $45,943 and $72,214, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Gross carrying amount	$2,950,132	$2,950,132
Accumulated amortization	(2,925,911)	(2,923,120)
Software development costs, net	$24,221	$27,012

During the three months ended March 31, 2020 and 2019, the Company recorded $2,791 and $31,073, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,958,462	$3,947,103
Accumulated amortization	(3,874,213)	(3,889,385)
Net carrying amount	$84,249	$57,718

For the three months ended March 31, 2020 and 2019, amortization expense was $(15,171) and $24,584, respectively.

(7) Share-Based Payment Arrangements

On June 22, 2018, the Company's stockholders adopted the FalconStor Software, Inc. 2018 Incentive Stock Plan (the "2018 Plan"). The 2018 Plan is administered by the Compensation Committee and provides for the issuance of up to 1,471,997 shares of the Company's common stock upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees and directors of, and consultants providing services to, the Company or its affiliates. Exercise prices of the options will be determined by the Compensation Committee of the Company's Board of Directors, subject to the consent of Hale Capital. The vesting terms shall be performance based and determined by the Compensation Committee, subject to the consent of Hale Capital, based on various factors, including (i) the return of capital to the holders of the Series A Preferred Stock and the Company’s Common Stock in the event of a Change of Control, (ii) the repayment of the Company’s obligations under its senior secured debt, and (iii) the Company’s free cash flow.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of March 31, 2020:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,471,997	281,837	1,190,160

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of March 31, 2020:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	3,850
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	7,445

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cost of revenue - support and service	103	1,593
Research and development costs	428	4,745
Selling and marketing	184	2,410
General and administrative	3,795	503
	$4,510	$9,251

(8) Income Taxes

The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended March 31, 2020, the Company recorded an income tax provision of $70,064. The effective tax rate for the three months ended March 31, 2020 was (10.8%). The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings and the application of valuation allowances. As of March 31, 2020, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

For the three months ended March 31, 2019, the Company recorded an income tax provision of $87,586. The effective tax rate for the three months ended March 31, 2019 was (234.7%). The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings and the application of valuation allowances. As of March 31, 2019, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax expense as such amounts are fully offset with a valuation allowance.

The Company’s total unrecognized tax benefits, excluding interest, at March 31, 2020 and December 31, 2019 were $81,399 and $134,246, respectively. As of March 31, 2020 and December 31, 2019, the Company had $33,827 and $60,578, respectively, of accrued interest reflected in accrued expenses. The Company expects approximately $7,000 of tax benefits during the next twelve months due to expiring statute of limitations, which will impact the Company's effective tax rate.

(9) Notes Payable and Stock Warrants

The notes payable balance consists of the following:

Notes payable principal balance	$3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Proceeds from issuance of long-term debt	1,000,000
Revaluation of long-term debt	(447,008)
Accretion of discount	202,195
Deferred issuance costs	(87,609)
Total notes payable, net at December 31, 2018	$3,124,827
Repayment of long-term debt	(489,321)
Proceeds from issuance of long-term debt	1,000,000
Accretion of discount	273,521
Deferred issuance costs	(55,393)
Total notes payable, net at December 31, 2019	$3,853,634
Accretion of discount	163,686
Total notes payable, net at March 31, 2020	$4,017,320

The $4 million senior secured debt bears interest at prime plus 0.75% and matures on June 30, 2021. The $1 million term loan bears interest at 15% and matures on September 27, 2020. As of March 31, 2020, the Company was in compliance with the financial covenants contained in the Amended and Restated Term Loan Credit Agreement.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At March 31, 2020, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At March 31, 2020 and December 31, 2019, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At March 31, 2020 and December 31, 2019, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of March 31, 2020 or December 31, 2019.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	481,052	—	—	481,052
Total derivative liabilities	481,052	—	—	481,052

Total assets and liabilities measured at fair value	$481,052	$—	$—	$481,052

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	483,804	—	—	483,804
Total derivative liabilities	483,804	—	—	483,804

Total assets and liabilities measured at fair value	$483,804	$—	$—	$483,804

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

The fair value of the Company's Series A Preferred Stock is based on its future cash flows discounted at a 14% yield. The fair value of the Company's note payable is based on its future cash flows discounted at a 17% yield.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Beginning Balance	$483,804	$498,086
Total income recognized in earnings	(2,752)	(5,759)
Ending Balance	$481,052	$492,327

(11) Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, New York office facility that expires in April 2021. The Company has sublet a portion of this lease. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2020 through 2021. The following is a schedule of future minimum lease payments as well as sublease income for all operating leases as of March 31, 2020:

	Payments	Sublease Income	Net Commitments
2020	1,329,957	(467,832)	862,125
2021	639,526	(207,925)	431,601
Thereafter	—	—	—
	$1,969,483	$(675,757)	$1,293,726

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2020, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (12), the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of March 31, 2020, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

In connection with the appointment of Todd Brooks as Chief Executive Officer, the Board approved an offer letter to Mr. Brooks (the “Brooks Agreement”), which was executed on August 14, 2017. The Brooks Agreement provides that Mr. Brooks is entitled to receive an annualized base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Brooks will also be eligible for a cash bonus of $17,500 for any quarter that is free cash flow positive on an operating basis and additional incentive compensation of an annual bonus of up to $200,000, subject to attainment of performance objectives to be mutually agreed upon and established. Mr. Brooks' employment can be terminated at will. Pursuant to the Brooks Agreement and the 2018 Plan, Mr. Brooks received 735,973 shares of restricted stock. If Mr. Brooks’ employment is terminated by the Company other than for cause he is entitled to receive severance equal to twelve (12) months of his base salary if (i) he has been employed by the Company for at least twelve (12) months at the time of termination or (ii) a change of control has occurred within six (6) months of Mr. Brooks’ employment. Except as set forth in the preceding sentence, Mr. Brooks is entitled to receive severance equal to six (6) months of his base salary if he has been employed by the Company for less than six (6) months and his employment was terminated by the Company without cause. Mr. Brooks is also entitled to vacation and other employee benefits in accordance with the Company’s policies as well as reimbursement for an apartment.

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

As described under Note (17), the Company has incurred certain restructuring costs in connection with restructuring plans adopted in 2013, 2017 and 2019.

In addition, as of March 31, 2020, the Company's liability for uncertain tax positions totaled $115,227. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

(12) Series A Redeemable Convertible Preferred Stock

The Company has 900,000 shares of Series A Preferred Stock outstanding. Pursuant to the Amended and Restated  Certificate of Designations, Preferences and Rights  for the Series A Preferred Stock (the "Certificate of Designations"), each share of Series A Preferred Stock can be converted into shares of the Company’s common stock, at current conversion price of $102.488 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, (i) at any time at the option of the holder or (ii) by the Company if, following the first anniversary of the issuance of the Series A Preferred Stock (subject to extension under certain circumstances), the volume weighted average trading price per share of the Company’s common stock for sixty (60) consecutive trading days exceeds 250% of the conversion price and continues to exceed 225% of the conversion price through the conversion date, subject at all times to the satisfaction of, and the limitations imposed by, the equity conditions set forth in the Certificate of Designations (including, without limitation, the volume limitations set forth therein).
Pursuant to the Certificate of Designations, the holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the prime rate (provided in the Wall Street Journal Eastern Edition) plus 5% (up to a maximum dividend rate of 10%), payable in cash or in kind (i.e., through the issuance of additional shares of Series A Preferred Stock), except that the Company is not permitted to pay such dividends in cash while any indebtedness under the Company’s Amended and Restated Term Loan Credit Agreement remains outstanding without the consent of the holders of the Series A Preferred Stock. In addition, the declaration and payment of dividends is subject to compliance with applicable law and unpaid dividends will accrue. A holder’s right to convert its shares of Series A Preferred Stock and receive dividends in the form of common stock is subject to certain limitations including, among other things, that the shares of common stock issuable upon conversion or as dividends will not, prior to receipt of stockholder approval, result in any holder beneficially owning greater than 19.99% of the Company’s currently outstanding shares of common stock.
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

As of March 31, 2020 and December 31, 2019, the fair value of these derivative instruments was $481,052 and $483,804, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the three months ended March 31, 2020 and March 31, 2019 of $(2,752) and $(5,759), respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
Beginning Balance	$483,804	$498,086
Total income recognized in earnings	(2,752)	(5,759)
Ending Balance	$481,052	$492,327

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. Hale Capital, which was the sole holder of the Series A Preferred Stock agreed to the Series A mandatory extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the three months ended March 31, 2020 and 2019, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Net loss	$(719,840)	$(124,907)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	285,760	247,027
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	26,090	129,239
Net loss attributable to common stockholders	$(1,031,690)	$(501,173)

The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	$9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accrued dividends	683,742
Accretion of preferred stock	363,280
Total Series A redeemable convertible preferred stock, net at December 31, 2018	$9,756,706
Accrued dividends	1,157,762
Accretion of preferred stock	389,811
Total Series A redeemable convertible preferred stock, net at December 31, 2019	$11,304,279
Accrued dividends	285,760
Accretion of preferred stock	26,090
Total Series A redeemable convertible preferred stock, net at March 31, 2020	$11,616,129

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(1,926,826)	$33,566	$(1,893,260)
Other comprehensive loss
Other comprehensive loss before reclassifications	(13,153)	—	(13,153)
Total other comprehensive loss	(13,153)	—	(13,153)
Accumulated other comprehensive income (loss) at March 31, 2020	$(1,939,979)	$33,566	$(1,906,413)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2019 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(1,921,905)	$26,803	$(1,895,102)
Other comprehensive income
Other comprehensive income before reclassifications	19,392	—	19,392
Total other comprehensive income	19,392	—	19,392
Accumulated other comprehensive income (loss) at March 31, 2019	$(1,902,513)	$26,803	$(1,875,710)

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

Stock Repurchase Activity

During the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares of its common stock. As of March 31, 2020, the Company had the authorization under previous Board approved stock repurchase plans to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three months ended March 31, 2020 and 2019, and the location of long-lived assets as of March 31, 2020 and December 31, 2019, are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Revenue:
Americas	$1,094,904	$2,073,314
Asia Pacific	983,795	1,000,817
Europe, Middle East, Africa and Other	1,101,488	1,418,847
Total Revenue	$3,180,187	$4,492,978

	March 31, 2020	December 31, 2019
Long-lived assets:
Americas	$6,537,094	$6,811,578
Asia Pacific	786,340	860,023
Europe, Middle East, Africa and Other	170,458	190,928
Total long-lived assets	$7,493,892	$7,862,529

For the three months ended March 31, 2020, the Company had two customers that accounted for 10% or more of total revenue, respectively. For the three months ended March 31, 2019, the Company had one customer that accounted for 10% ore more of total revenue.

As of March 31, 2020, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2019, the Company had one customer that accounted for 10% or more of the gross accounts receivable balance.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended March 31, 2020, the Company incurred lease disposal-related costs for this property of $0.2 million.

In the third quarter of 2019, the Company adopted the 2019 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis. In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the three months ended March 31, 2020, the Company incurred $0.1 million in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

The following table summarizes the activity during 2019 and 2020 related to restructuring liabilities recorded in connection with the 2013, 2017 and 2019 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at December 31, 2018	$461,362	$453,446	$914,808
Additions (Reductions)	—	157,693	157,693
Utilized/Paid	—	(187,833)	(187,833)
Balance at March 31, 2019	$461,362	$423,306	$884,668
Additions (Reductions)	—	202,679	202,679
Utilized/Paid	—	(238,090)	(238,090)
Balance at June 30, 2019	$461,362	$387,895	$849,257
Additions (Reductions)	214,050	170,779	384,829
Utilized/Paid	(214,050)	(257,453)	(471,503)
Balance at September 30, 2019	$461,362	$301,221	$762,583
Additions (Reductions)	31,860	327,257	359,117
Utilized/Paid	(199,423)	(390,985)	(590,408)
Balance at December 31, 2019	$293,799	$237,493	$531,292
Additions (Reductions)	76,708	210,752	287,460
Utilized/Paid	(156,415)	(225,835)	(382,250)
Balance at March 31, 2020	$214,092	$222,410	$436,502

The severance and facility related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2013, 2017 and 2019 Plans are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

(18) Subsequent Events
Loan under the Paycheck Protection Program
On April 28, 2020, the Company entered into a loan with Peapack-Gladstone Bank. in an aggregate principal amount of $754,000 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
The Loan is evidenced by a promissory note (the “Note”) dated April 28, 2020, which is attached as Exhibit 10.1 to this Form 10-Q. The Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company intends to use a significant majority of the Loan amount for Qualifying Expenses. However, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.

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

During 2020, our commercial strategy is to build on the sales momentum generated in 2019, continue our increased focus on our long-term archive retention and reinstatement products, FalconStor Virtual Tape Library (“VTL”) and StorSafeTM, and increase go-to-market investment within our core regions of the Americas, EMEA, Japan, and Southeast Asia. While this core strategy remains, our progress during Q1 of 2020 has been significantly disrupted by the COVID-19 pandemic, as our existing customers and new business prospects are dealing with the disruptions created.

While the spread of COVID-19 began in late January and early February 2020, the World Health Organization characterized COVID-19 as a pandemic in March 2020, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has resulted in significant volatility, uncertainty and economic disruption. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, and it has been and, until the COVID-19 outbreak is contained, will continue to be more difficult for us to forecast our operating results. These uncertainties have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our end customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.
Despite the unprecedented uncertainties, our management team is focused on proactively addressing the impacts of COVID-19 on our business, while continuing to make progress against our 2020 strategic plan.
Despite the unprecedented uncertainties, our management team is focused on proactively addressing the impacts of COVID-19 on our business, while continuing to make progress against our 2020 strategic plan.
During the three months ended March 31, 2020, we recognized revenue of $3.2 million, compared with $4.5 million in the prior year period. Revenue recognition on sales is driven by several factors. First, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and the acquisition of new customers. Second, customer retention, which sustains maintenance renewal revenue over long term sales arrangements. Insight into Q1 sales opportunities that were delayed in the quarter, point to the Q1 revenue reduction as being a COVID-19 initiated delay in renewals and new deal closings, as opposed to a fundamental shift in the demand for the company’s products. As further evidence, April 2020 sales have returned to a normal level, including the closing of several Q1 renewals that were delayed into Q2, and several VTL wins with new FalconStor customers. However, despite our April 2020 sales results, we are assuming the next six months will continue to produce revenue challenges as enterprises around the globe continue to deal with their own commercial impacts. As we move forward through the balance of the year, our energy will be concentrated on capital preservation, strategic growth and continued product innovation.
During the three months ended March 31, 2020, we recorded a net loss of $0.7 million, compared with a net loss of $0.1 million for the same period of the previous year. Deferred revenue as of March 31, 2020 totaled $6.1 million, compared with $7.4 million as of December 31, 2019.

Total cost of revenue for the three months ended March 31, 2020 decreased 15% to $0.5 million, compared with $0.6 million in the prior year period. Total gross profit decreased $1.2 million, or 32%, to $2.6 million for the three months ended March 31, 2020, compared with $3.8 million for the prior year period. Total gross margin decreased to 83% for the three months ended March 31, 2020, compared with 86% for the prior year period. The decrease in our total gross margin, and total gross profit in absolute dollars, was primarily due to a decline in revenue, and product mix. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.
Overall, our total GAAP operating expenses for the three months ended March 31, 2020 decreased $0.6 million, or 16%, to $3.0 million, compared to $3.6 million for the same period of the previous year.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2019.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the three months ended March 31, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change Period to Period
	2020		2019
Revenue:
Product revenue	$1,048,963	33%	$1,745,784	39%	$(696,821)	(40)%
Support and services revenue	2,131,224	67%	2,747,194	61%	(615,970)	(22)%
Total revenue	3,180,187	100%	4,492,978	100%	(1,312,791)	(29)%
Cost of revenue:
Product	139,460	4%	79,669	2%	59,791	75%
Support and service	407,920	13%	563,745	13%	(155,825)	(28)%
Total cost of revenue	547,380	17%	643,414	14%	(96,034)	(15)%
Gross profit	2,632,807	83%	3,849,564	86%	(1,216,757)	(32)%
Operating expenses:
Research and development costs	674,924	21%	947,384	21%	(272,460)	(29)%
Selling and marketing	981,191	31%	1,040,289	23%	(59,098)	(6)%
General and administrative	1,093,169	34%	1,476,296	33%	(383,127)	(26)%
Restructuring costs	287,460	9%	157,693	4%	129,767	82%
Total operating expenses	3,036,744	95%	3,621,662	81%	(584,918)	(16)%
Operating income (loss)	(403,937)	(13)%	227,902	5%	(631,839)	(277)%
Interest and other loss	(245,839)	(8)%	(265,223)	(6)%	19,384	(7)%
Loss before income taxes	(649,776)	(20)%	(37,321)	(1)%	(612,455)	1,641%
Income tax expense	70,064	2%	87,586	2%	(17,522)	(20)%
Net loss	$(719,840)	(23)%	$(124,907)	(3)%	$(594,933)	476%
Less: Accrual of Series A redeemable convertible preferred stock dividends	285,760	9%	247,027	5%	38,733	16%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	26,090	1%	129,239	3%	(103,149)	(80)%
Net loss attributable to common stockholders	$(1,031,690)	(32)%	$(501,173)	(11)%	$(530,517)	106%

 Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended March 31, 2020, we recognized revenue of $3.2 million, compared with $4.5 million in the prior year period.

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

For the three months ended March 31, 2020 and 2019, product revenue represented 33% and 39% of our total revenue, respectively. Product revenue of $1.0 million for the three months ended March 31, 2020 decreased $0.7 million, or 40%, from $1.7 million in the prior year period.

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

Maintenance and technical support services revenue for the three months ended March 31, 2020 decreased to $2.0 million, compared to $2.6 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in revenue over the previous year reflects a decline in maintenance renewal revenue, as a result of customer attrition, a smaller volume of new customers, and a decline in new product license and maintenance sales.

For the three months ended March 31, 2020 and 2019, we recognized $0.1 million in professional services revenue. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended March 31, 2020 decreased 15% to $0.5 million, compared with $0.6 million in the prior year period. Total gross profit decreased $1.2 million, or 32%, to $2.6 million for the three months ended March 31, 2020, compared with $3.8 million for the prior year period. Total gross margin decreased to 83% for the three months ended March 31, 2020, compared with 86% for the prior year period. The decrease in our total gross margin and total gross profit, in absolute dollars, was primarily due to product mix, as a result of higher than anticipated hardware and appliance sales during the current period, which yield significant less profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of product revenue for the three months ended March 31, 2020 increased to $139,460, compared with $79,669 in the prior year period. Product gross margin for the three months ended March 31, 2020 declined, year over year, to 87% from 95% for the same period in 2019. The increase in cost of product revenue and decline in gross margin for the current year was primarily due to product mix, as the volume of our appliance and hardware sales, which deliver a lower margin, increased significantly, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended March 31, 2020 decreased 28% to $0.4 million, compared with $0.6 million in the prior year period. Support and service gross margin increased to 81% for the three months ended March 31, 2020, compared with 79% for the prior year period, primarily attributable to a reduction in maintenance and support services revenue, year over year.

Operating Expenses

Our operating expenses for the three months ended March 31, 2020 decreased $0.6 million to $3.0 million from $3.6 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.3 million, or 29%, to $0.7 million for the three months ended March 31, 2020, from $0.9 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses declined $59,098, or 6%, to $981,191 for the three months ended March 31, 2020 from $1,040,289 in the prior year period. Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $0.4 million to $1.1 million for the three months ended March 31, 2020, compared to $1.5 million for the prior year period.

Restructuring

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended March 31, 2020, the Company incurred lease disposal-related costs for this property of $0.3 million.

During the three months ended September 30, 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"), implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the three months ended March 31, 2020, the Company incurred $0.1 million in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

Restructuring expense increased $0.1 million for the three months ended March 31, 2020 to $0.3 million, compared to a restructuring expense of $0.2 million in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, decreased $19,384 to a loss of $0.2 million for the three months ended March 31, 2020, compared with a loss of $0.3 million in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of $70,064 and $87,586, respectively, consisting primarily of state and local, and foreign taxes.

As of March 31, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The outbreak of COVID-19 has caused and may continue to cause travel bans or disruptions, and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains. Please see “Risk Factors-Our results of operations may be negatively impacted by the coronavirus outbreak” for further information.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of March 31, 2020 and December 31, 2019 totaled $1.0 million and $1.5 million, respectively.

On December 27, 2019, the Company entered into the Amendment, by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA, as administrative agent for the Lenders party thereto, ESW, as co-agent, and the Lenders, to provide for, among other things, a new $2,500,000 term loan facility to the Company. The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan and the Company will pay a fixed amount of interest on such advance equal to 15% of the principal amount advanced. Pursuant to the Amendment, we are required to repay such $1,000,000 advance by September 27, 2020 (as may be extended pursuant to the terms of Amendment).

In connection with the initial advance of the 2019 Term Loan, HCP-FVA funded $620,000, ESW funded $378,439 and Michael Kelly funded $1,561. HCP-FVA is an affiliate of Hale Capital, the Company’s largest stockholder, and an affiliate of a director of the Company, Martin Hale. ESW is a greater than 5% stockholder of the Company and Mr. Kelly is a director of the Company.

The Amended and Restated Term Loan Credit Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million, to maintain liquidity of at least at $300,000 until the 2019 Term Loan is repaid, and other financial covenants relating to In-Force annual contract value, retention rate and churn rate. The Amended and Restated Term Loan Credit Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Amended and Restated Term Loan Credit Agreement, HCP-FVA, an affiliate of Hale Capital  may (and upon the written request of lenders holding in excess of 50% of the Term Loans, which must include HCP-FVA, is required to) accelerate payment of all obligations under the Amended and Restated Term Loan Credit Agreement, and seek other available remedies.

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

As described in Part I, Item 1, Note (18) "Subsequent Events", to help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, the Company entered into a loan with Peapack-Gladstone Bank on April 28, 2020 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act. The Loan has an aggregate principal amount of $754,000. Subject to the terms and limitations of the PPP, the Loan may be forgiven in whole or in part. Our intent is that the entire loan amount will be used to fund our payroll, rent and utilities.

Liquidity

As of March 31, 2020, we had a working capital deficiency of $3.9 million, which is inclusive of current deferred revenue of $3.5 million, and a stockholders' deficit of $15.1 million. During the three months ended March 31, 2020, the Company had a net loss of $0.7 million and negative cash flow from operations of $0.4 million. The Company's total cash balance at March 31, 2020 was $1.0 million, a decrease of $0.5 million compared to December 31, 2019.

The Company's ability to continue as a going concern, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. In the third quarter of 2019, the Company adopted the 2019 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis. In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. As of March 31, 2020, the 2019 Plan is considered to be substantially completed.

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
We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through at least May 15, 2021.

Cash Flow Analysis

Cash flow information is as follows:

	Three Months Ended March 31,
	2020	2019
Cash used in:
Operating activities	(398,331)	(104,229)
Investing activities	(94,268)	(68,805)
Financing activities	—	(489,321)
Effect of exchange rate changes	(6,446)	(29,173)
Net decrease in cash and cash equivalents	$(499,045)	$(691,528)

Net cash used in operating activities totaled $0.4 million for the three months ended March 31, 2020, compared with $0.1 million of net cash used in operating activities in the prior year period. The changes in net cash used in operating activities for the three months ended March 31, 2020, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $94,268 for the three months ended March 31, 2020, compared with net cash used in investing activities of $68,805 in the prior year period. Included in investing activities are purchases of property and equipment, capitalized software development costs, cash received from security deposits and purchases of intangible assets.
.
Net cash used in financing activities totaled $0.0 million for the three months ended March 31, 2020, compared with net cash used in financing activities of $(0.5) million in the prior year period. The three months ended March 31, 2019 reflects the partial repayment of $0.5 million of principal under our Term Loan in January 2019.

Total cash and cash equivalents decreased $0.5 million to $1.0 million at March 31, 2020 compared to December 31, 2019.

Contractual Obligations

As of March 31, 2020, our significant commitments are related to (i) the Amended and Restated Term Loan Credit Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2020:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2020	$1,329,957	$1,000,000	$227,878	$—	$—	$—
2021	639,526	3,510,679	70,274	—	—	—
2022	—	—	—	—	—	—
Other	—	—	—	115,227	9,000,000	4,906,673
Total contractual obligations	$1,969,483	$4,510,679	$298,152	$115,227	$9,000,000	$4,906,673
Sublease income	$(675,757)	$—	$—	$—	$—	$—
Net contractual obligations	$1,293,726	$4,510,679	$298,152	$115,227	$9,000,000	$4,906,673

(a) See Note (9) Notes Payable and Stock Warrants to our unaudited condensed consolidated financial statements for further information and for a detailed description of the Amended and Restated Term Loan Credit Agreement.

(b) Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1), "Summary of Significant Accounting Policies" of our 2019 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2019, other than those noted below.

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2020 and 2019, approximately 66% and 78%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2020, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.6 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company; as such term is defined in Rules 13a-15(f) under the Exchange Act of 1934. To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company’s management uses the Integrated Framework (2013) adopted by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is not effective as of that date because of the following material weakness:

During the three months ended March 31, 2020, the Company did not fully document all the COSO framework (2013) mandated system controls in place nor did the Company have an independent party complete testing of the controls as of March 31, 2020. The Company has implemented certain mitigating controls such as secondary reviews by senior management, variance analysis reporting and cash-flow monitoring, which insured that both internal and external financial reporting included all the information and disclosures required by generally accepted accounting principles in the United States of America.

Notwithstanding the above, the Principal Executive Officer and the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report on Form 10Q present fairly, in all material respects, our business, financial condition and results of operations.

Remediation

 The Company is implementing the appropriate system controls mandated by the COSO framework (2013) and plans to conduct independent audit testing of these controls which are implemented.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See the discussion of the Company’s material litigation in Note (15) Litigation, to the unaudited condensed consolidated financial statements, which is incorporated by reference in Item 1.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth below and in Item 1A to our 2019 Form 10-K.

Our results of operations may be negatively impacted by the coronavirus outbreak.
We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The outbreak of COVID-19 has caused and may continue to cause travel bans or disruptions, and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, and it has been and, until the COVID-19 outbreak is contained, will continue to be more difficult for us to forecast our operating results. These uncertainties have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our end customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.
Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2020 operating plans. The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 6.     Exhibits

10.1	Promissory Note between the Company and Peapack-Gladstone Bank, dated April 28, 2020

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – March 31, 2020 and December 31, 2019.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2020 and 2019.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three Months Ended March 31, 2020 and 2019.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three Months Ended March 31, 2020 and 2019.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2020 and 2019.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – March 31, 2020.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
May 7, 2020	(principal executive officer)