Form 10-K/A
period 2019-12-31
FALCONSTOR SOFTWARE INC
filed 2020-06-23
CIK 922521

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

Registrant’s telephone number, including area code: 631-777-5188

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 28, 2019 was $3,382,281 which value, solely for the purposes of this calculation excludes shares held by Registrant’s officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of April 30, 2020 was 5,919,837.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

On March 19, 2020, FalconStor Software, Inc., a Delaware corporation, filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Filing”). Certain Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that a registrant may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (the “Commission”) no later than 120 days after the end of the registrant’s fiscal year. Alternatively, the registrant may provide this information in an amendment to the Form 10-K, if such amendment is filed with the Commission no later than 120 days after the end of the registrant’s fiscal year. Accordingly, this Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements our Original Filing by amending and restating Part III, Items 10 through 14 of our Original Filing.

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

The names of the directors are set forth below:

Name	Position	Age	Director Since
Martin M. Hale, Jr.	Director	48	2013
Michael P. Kelly	Director	72	2014
William D. Miller	Director	59	2016
Barry A. Rudolph	Director	66	2016
Todd Brooks	Director	55	2019

Martin M. Hale, Jr. has served as the founder and CEO of Hale Capital Partners, LP, an investment firm that applies a private equity skill set and focus to investing in small and micro-cap public companies, since 2007. Mr. Hale has 20 years of experience in venture capital and private equity as a board member and an investor helping public and private companies grow. Mr. Hale currently serves as a director of Lantronix Corporation, Culmen International and Patch Media. Mr. Hale has also served as a director of publicly-traded technology companies including Adept Technology, Inc. (acquired by Omron Global), Analex Corporation (acquired by QinetiQ North America), Paradigm Holdings (acquired by CACI International, Inc.), Telanetix, Inc. (acquired by Intermedia), and Top Image Systems, Ltd. Before joining Hale Capital Partners, Mr. Hale was a Managing Director and member of the founding team of Pequot Ventures, an associate at Geocapital Partners, and an analyst with Broadview International. Mr. Hale received a B.A. from Yale University. Mr. Hale has been a director of the Company since September 2013.

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

William D. Miller has served as Chairman and Chief Executive Officer of Axellio Inc. an edge computing systems company, since November 2018 and has been General Partner of FirstMile Ventures. Previously Miller Investment Management), a venture capital fund manager making investments in early stage companies, since 2010. He previously served as CEO of X-IO Technologies, Inc., an enterprise storage company, from February 2015 to October 2018. Mr. Miller is a Director of the following private entities: Axellio Inc., Violin Sytems LLC, Chromatic Technologies, Inc., New Planet Technologies, Inc., Wanamaker Corp., BurstIQ Inc., and Altia Inc. Mr. Miller was a cofounder and Chief Technology Officer of StorageNetworks. Mr. Miller holds a B.S. in Chemistry from University of Illinois. Mr. Miller has been a director of the Company since December 2016 and his term expires at the Company’s 2021 Annual Meeting of Stockholders and until a successor is elected and qualified.

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

Todd Brooks is the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Brooks was the Chief Operating Officer at Aurea Software, and Chief Executive Officer of Update Software, a publicly traded company in Europe.  Previously, Mr. Brooks was the Chief Operating Officer at Trilogy where he was responsible for the strategic and operational leadership of the firm’s Automotive, Financial Services and Telecom, Technology & Media business units.  Earlier in his career, Mr. Brooks co-founded and managed two technology consulting firms, including eFuel, an early innovator and leader in logistics optimization software for the automotive industry. In addition, Mr. Brooks held leadership roles at FedEx. Mr. Brooks earned a Bachelor’s of Science degree in Aerospace and Ocean Engineering from Virginia Tech, and currently serves on the Advisory Board at Virginia Tech’s Apex Center for Innovation and Entrepreneurship. Mr. Brooks is currently serving for a term which will expire at the Company’s 2022 Annual Meeting of Stockholders and until a successor is elected and qualified.

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

Attendance at Annual Meetings

The Company’s policy is that, except for unusual circumstances, all Board members should attend the Company’s annual meetings of stockholders. All Board members serving on the Board at the time of the 2019 Annual Meeting of Stockholders attended the Company’s 2019 Annual Meeting of Stockholders.

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

Meetings

The Board met on four occasions during the fiscal year ended December 31, 2019. All directors attended at least 75% of the meetings of the Board during the times they were directors.

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

Each member of the Audit Committee is required to be “independent” as defined in the Nasdaq Standards and in Section 301 of the Sarbanes-Oxley Act of 2002 (the “Act”) and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that each member of the Audit Committee is “independent” under these standards. In addition, the Board has determined that, as required by the Nasdaq Standards, each member of the Audit Committee was able to read and to understand financial statements at the time of his appointment to the Audit Committee.

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

The Audit Committee met four times during the fiscal year ended December 31, 2019. All members of the Audit Committee attended at least 75% of the meetings of the committee during the fiscal year ended December 31, 2019.

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

The Compensation Committee met four times during the fiscal year ended December 31, 2019. All members of the Compensation Committee attended at least 75% of the meetings of the committee during the fiscal year ended December 31, 2019.

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

The Nominating and Corporate Governance Committee met one time during the fiscal year ended December 31, 2019.

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

MANAGEMENT

Executive Officers of the Company

The following table contains the names, positions and ages of the executive officers of the Company who are not directors.

Name	Position	Age
Brad Wolfe	Chief Financial Officer	60

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of Forms 3, 4, and 5, and amendments thereto furnished to the Company during the fiscal year ended December 31, 2019, the Company is not aware of any director, officer, or beneficial owner of more than 10 percent of any class of Company equities who failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act, during the fiscal year ended December 31, 2019.

Item 11.	Executive Compensation

This section discusses the compensation for our Chief Executive Officer and our Chief Financial Officer (each a “Named Executive Officer” or “NEO”). We had no other Named Executive Officers during the fiscal year ended December 31, 2019.

Summary Compensation Table

The following table sets forth certain compensation paid or accrued during the Company’s past two fiscal years for the Company’s (i) President and Chief Executive Officer, and (ii) Executive Vice President, Chief Financial Officer and Treasurer. “All Other Compensation” below consists of certain tax benefits paid by the Company on behalf of the NEOs. All of the share and per share information presented in this Form 10-K/A have been adjusted to reflect, unless otherwise indicated, the Company’s 1-for-100 reverse common stock split, effected on August 8, 2019, on a retroactive basis for all periods and as of all dates presented.

Name	Year	Salary	Bonus	Stock Awards		All Other Compensation	Total
Todd Brooks	2019	$312,500	$—	$36,799	(1)	$—	$349,299
President and Chief Executive Officer (Principal Executive Officer)	2018	$350,000	$52,782	$—		$—	$402,782
Brad Wolfe	2019	$233,750	$—	$3,680	(2)	$—	$237,430
Executive Vice President, Chief Financial Officer and Treasurer	2018	$189,192	$—	$—		$—	$189,192

(1)	On May 31, 2019, the Company granted 735,973 shares of restricted stock to Mr. Brooks. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares will vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company. The dollar amounts in the table represent the total grant date fair value of the 735,973 shares granted in 2019 in accordance with the authoritative guidance issued by the FASB on stock compensation.
(2)	On May 31, 2019, the Company granted 73,597 shares of restricted stock to Mr. Wolfe. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares will vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company. The dollar amounts in the table represent the total grant date fair value of the 73,597 shares granted in 2019 in accordance with the authoritative guidance issued by the FASB on stock compensation.

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

Outstanding Equity Awards at Fiscal Year End 2019

The following table sets forth equity awards for each NEO outstanding as of December 31, 2019:

Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Todd Brooks	717,574	(1)	22,180
President and Chief Executive Officer (Principal Executive Officer)
Brad Wolfe	71,757	(2)	2,218
Executive Vice President, Chief Financial Officer and Treasurer

(1)	Mr. Brooks was awarded 735,973 shares of restricted stock on May 31, 2019. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares will vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.
(2)	Mr. Wolfe was awarded 73,597 shares of restricted stock on May 31, 2019. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares will vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.

Payments Upon Severance or Change in Control

Report on Repricing of Options.

None of the stock options granted under any of the Company’s plans were repriced in the fiscal year ended December 31, 2019.

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

(1)       As of December 31, 2019 we had 296,188 shares of our Common Stock reserved for issuance under our stock plans with respect to options and warrants (or restricted stock or restricted stock units) that have not been granted. See Note (10) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Director Compensation

Directors who are also employees receive no compensation for serving on the Company’s Board. Non-employee directors are reimbursed for all travel and other expenses incurred in connection with attending Board and Committee meetings.

Messrs. Kelly, Miller and Rudolph received $32,475, $25,975, and $27,100 in directors’ fees, respectively, in 2020 in connection with their service as a director in 2019. The Company has not paid Mr. Hale any fees in connection with his service as a director in 2019. The cash compensation includes a retainer for all directors plus additional amounts based on service on Board committees, and additional amounts payable to Mr. Kelly for serving as Chairman of the Board and Chairman of the Audit Committee. Based on this compensation plan and assuming continued service as a director in 2020 (including the fees from serving on a committee), Messrs. Hale, Kelly, Miller and Rudolph are entitled to quarterly fees of $12,125 (or $48,500 annually), $32,475 (or $129,900 annually), $25,975 (or $103,000 annually) and $27,100 (or $108,400 annually), respectively. Messrs. Miller and Rudolph received grants of 44,158 shares of restricted stock each on May 21, 2019 and Mr. Kelly received a grant of 44,158 shares of restricted stock on January 16, 2020. The restricted shares vest as follows: 2.5% of the shares vested immediately upon grant; 2.5% of the shares vested on May 31, 2020; 2.5% of the shares shall vest on May 31, 2021; 2.5% of the shares shall vest on May 31, 2022; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.

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

If all of the goals were achieved, the named officers would receive the following payments:

Name	Title	Payment at 100% Achievement
Todd Brooks	Chief Executive Officer	$ 200,000
Brad Wolfe	Chief Financial Officer	$ 80,000

The goals, and the percentage of bonus available for the achievement of each goal, were as follows:

Name	Category	Description	Weighting
Todd Brooks, CEO	Corporate	Total Billings	25%
		Total Maintenance Renewal Billings	10%
		Total New Customer Billings	15%
		Total Expansion Billings	10%
	Individual (Key Standards)	Weekly leadership team meeting	10%
		Weekly 1:1 with each direct report	10%
		Weekly corporate-wide OKR usage	10%
		Quarterly communication with each Platinum Partner	10%
Brad Wolfe, CFO	Corporate	Total Billings	20%
		Total Maintenance Renewal Billings	10%
		Total New Customer Billings	10%
		Total Expansion Billings	10%
	Individual (Key Standards)	Weekly OKR usage within entire Finance team	10%
		Weekly 1:1 with each direct report	10%
		Monthly budget review with each functional leader	10%
		Accurate monthly close by 10th of each month following	10%
		Complete all SEC filings and associated audits on time	10%

For 2019, Mr. Brooks and Mr. Wolfe did not receive bonuses in connection with the 2019 MIP.

2020 Management Incentive Plan

For 2020, management is eligible to earn quarterly bonuses based on achieving targeted cash flow, billings, and retention results which exceed defined minimums.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company’s Common Stock outstanding at April 30, 2020, by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock, (ii) each director and nominee for director, (iii) each of the Named Executive Officers identified in the summary compensation table, and (iv) all directors, nominees for director and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Class (2)
Martin Hale, Hale Fund Management, LLC Hale Capital Management, LP, Hale Capital Partners, LP, HCP-FVA, LLC (3)	3,652,335	61.5%
Nantahala Capital Management, LLC (4)	580,796	9.8%
ESW Capital, LLC (5)	1,313,215	22.2%
Michael P. Kelly (6)	51,797	*
Barry Rudolph (7)	44,518	*
William Miller (8)	44,512	*
Todd Brooks	737,473	12.5%
Brad Wolfe	73,597	1.2%
All Directors, Nominees for Director and Executive Officers as a Group (9) (6 persons)	4,604,232	78.6%

*Less than one percent

(1)	A person is deemed to be the beneficial owner of voting securities over which the person has voting power or that can be acquired by such person within 60 days after April 30, 2020 upon the exercise of options or convertible securities, or upon the lapse or the removal of all restrictions on shares of restricted stock. Each beneficial owner’s percentage ownership is determined by assuming that options or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable (i.e., that are exercisable within 60 days from April 30, 2020) have been exercised. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(2)	Based upon shares of Common Stock outstanding at April 30, 2020, of 5,919,837.
17

(3)	Based on information contained in Forms 4 and a report on Schedule 13D/A filed by Mr. Hale, Hale Fund Management, LLC (“Fund Management”), Hale Capital Management, LP (“Capital Management”), Hale Capital Partners, LP (“Hale Capital”), and HCP-FVA, LLC (“HCP-FVA”) on December 31, 2018. Consists of (i) 3,597,182 shares of Common Stock held by Hale Capital and HCP-FVA, (ii) 708 shares held by Mr. Hale for the benefit of Hale Capital, and (iii) 558,000 shares of Series A Preferred Stock held by HCP-FVA, which equates to 54,445 shares of Common Stock on an as-converted basis (without giving effect to the 9.99% blocker contained in the Certificate of Designations), held by HCP-FVA. Each of Mr. Hale, Fund Management, Capital Management and Hale Capital disclaims beneficial ownership of such shares of Common Stock except to the extent of his or its pecuniary interest. The address of Mr. Hale, Fund Management, Capital Management, Hale Capital and HCP-FVA is 17 State Street, Suite 3230, New York, NY 10004.
(4)	Based on information contained in a report on Schedule 13G/A filed by Nantahala Capital Management, LLC (“Nantahala”), Wilmot B. Harkey and Daniel Mack on February 14, 2020. Consists of (i) 480,989 shares of Common Stock and (ii) 99,807 shares of Series A Preferred Stock that may be converted for 9,736 shares of Common Stock within 60 days of April 30, 2020. Messrs. Harkey and Mack are the managing members of Nantahala and disclaim beneficial ownership of such shares of Common Stock except to the extent of their pecuniary interest. The address of Messrs. Harkey and Mack and Nantahala is 19 Old Kings Highway S, Suite 200, Darien, CT 06820.
(5)	Based on information contained in a report on Schedule 13D/A filed by ESW Capital, LLC and Joseph A. Liemandt on December 31, 2018. Consists of 1,286,135 shares of Common Stock and 27,080 shares of Common Stock that may be issued upon conversion of Series A Preferred Stock. ESW Capital, LLC and Mr. Liemandt disclaim Section 13(d) beneficial ownership with respect to 27,080 shares of Common Stock issuable upon conversion of Series A Preferred Stock as a result of the application of the 9.99% blocker contained in the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. Mr. Liemandt is the sole voting member of ESW Capital, LLC and disclaims beneficial ownership of such shares of Common Stock except to the extent of his pecuniary interest. The address of Mr. Liemandt and ESW Capital, LLC is 401 Congress Ave., Suite 2650, Austin, TX 78701.
(6)	Based on information contained in Forms 3 and 4 filed by Mr. Kelly and certain other information. Consists of 51,797 shares of Common Stock held by Mr. Kelly.
(7)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Rudolph and certain other information. Consists of 44,518 shares of Common Stock held by Mr. Rudolph.
(8)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Miller and certain other information. Consists of (i) 44,486 shares of Common Stock held by Mr. Miller and (ii) 26 shares of Common Stock held by PV Strategies LLC, a hedge fund managed by Miller Investment Management LLC, a registered investment adviser of which Mr. Miller is a principal. Mr. Miller, as a principal of Miller Investment Management LLC, may be deemed the beneficial owner of shares owned by PV Strategies LLC. Mr. Miller disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(9)	Consists of shares of Common Stock held by all directors and executive officers as a group and 3,597,182 shares held by HCP-FVA.
18

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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
19

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

Please see “Item 10. – Directors, Executive Officers and Corporate Governance” for a discussion of Director independence.

20

Related Party Transactions Reviewed During 2018 and 2019

William Miller, a member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer of X-IO Technologies, Inc. (“X-IO Technologies”), an enterprise storage company. For the year ended December 31, 2018, the Company sold product to X-IO Technologies totaling $40,519.

Martin M. Hale, Jr., a member of the Company’s Board of Directors, is a general partner of HCP-FVA, the holder in excess of 50% of the Company’s Series A Preferred Stock. The Series A Preferred Stock was purchased by Hale Capital Partners, LP, of which Mr. Hale is a general partner, pursuant to a September 16, 2013 stock purchase agreement with the Company at a time when Mr. Hale was not a director of the Company. Hale Capital Partners, LP subsequently assigned all of its rights in the Series A Preferred Stock to HCP-FVA. Under the terms of the Certificate of Designations, the holders of the Series A Preferred Stock are entitled, as a group, to nominate and to elect up to two directors so long as at least 85% of the Company’s Series A Preferred Stock is outstanding. HCP-FVA, the sole holder of the Series A Preferred Stock at the time, nominated and elected Mr. Hale in September 2013 and Michael P. Kelly on October 29, 2014, to the Company’s Board of Directors.

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

On October 9, 2018, the Company closed on the final tranche of its previously-announced Financing of Units to certain eligible stockholders of the Company. As a result, the Company received an additional $1,000,000 of gross proceeds from new investors (the “New Investors”) which is in addition to the $3,000,000 of gross proceeds previously received from HCP-FVA through the subscription of 30,000,000 Units pursuant to the Commitment on February 23, 2018.

21

In addition to providing the Company with $1,000,000 of gross proceeds, the New Investors purchased $520,000 of the Term Loan held by HCP-FVA and 342,000 of the 900,000 shares of Series A Preferred Stock held by HCP-FVA. Financing Warrants to purchase 636,109 shares of Common Stock held by HCP-FVA were also cancelled. Accordingly, the New Investors held Financing Warrants to purchase 1,859,420 shares of Common Stock and HCP-FVA held Financing Warrants to purchase 3,033,791 shares of Common Stock. The transfer of securities by HCP-FVA to New Investors was subject to certain transfer limitations to ensure the preservation of the Company’s net operating loss carry forward.

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

On May 21, 2019, HCP-FVA exercised its warrant to purchase 1,543,630 shares of Common Stock on a cashless exercise basis and was issued 1,518,107 shares of Common Stock.

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

22

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

Fees for services rendered by Marcum LLP (“Marcum”) for the year 2019 and RBSM LLP (“RBSM”) for the year 2018 are as follows:

Audit Fees: Fees billed for professional services rendered by (i) Marcum for the audit of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2019 and the reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Qs during such fiscal year and (ii) RBSM for the audit of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2018 and the reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Qs during such fiscal year. These fees also include (i) statutory audits of certain Company subsidiaries, (ii) audit of internal control over financial reporting, required under Section 404 of the Act, and (iii) consent fees.

Audit Related Fees: None.

Tax Fees: Fees billed for tax-related services for certain Company subsidiaries rendered by (i) Marcum in 2019 and (ii) RBSM in 2018 to the Company.

All Other Fees: Fees billed for professional services rendered by Marcum and RBSM related to certain proxy disclosure calculations for 2019 and 2018.

The approximate fees for each category were as follows:

Years Ended December 31,
Description	2019 (Marcum Fees)	2018 (RBSM Fees)
Audit Fees	$138,717	$189,650
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

The Audit Committee has considered whether the provision by Marcum of the services covered by the fees other than the audit fees was compatible with maintaining Marcum’s independence and believes that it was compatible.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

See accompanying Index to Exhibits.

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FalconStor Software, Inc.

By	/s/ Todd Brooks
Todd Brooks President and Chief Executive Officer (principal executive officer)

Date: June 23, 2020

INDEX TO EXHIBITS

The Index to Exhibits previously filed in the Original Filing remains in effect with the exception of the addition of the following exhibits, filed herewith:

Exhibit No.	Exhibit
31.3*	Certification of the Chief Executive Officer
31.4*	Certification of the Chief Financial Officer

*	Filed herewith.