Form 10-Q
period 2020-06-30
FALCONSTOR SOFTWARE INC
filed 2020-08-05
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

 The number of shares of common stock outstanding as of July 31, 2020 was 5,919,837.
.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,514,351	$1,475,166
Accounts receivable, net of allowances	1,856,839	3,406,550
Prepaid expenses and other current assets	1,892,842	2,252,372
Contract assets	423,556	749,515
Inventory	14,571	30,014
Total current assets	5,702,159	7,913,617
Property and equipment, net of accumulated depreciation and amortization	278,345	369,273
Operating lease right-of-use assets, net	1,155,028	1,842,254
Deferred tax assets, net	258,985	258,841
Software development costs, net	22,577	27,012
Other assets	923,275	829,335
Goodwill	4,150,339	4,150,339
Other intangible assets, net	91,463	57,718
Long-term contract assets	254,397	327,757
Total assets	$12,836,568	$15,776,146
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$696,459	$1,302,290
Accrued expenses	2,309,524	2,533,824
Current portion of lease liabilities	1,438,448	1,655,522
Short-term loan, net of debt issuance costs and discounts	1,812,210	947,501
Deferred revenue	2,926,017	5,270,190
Total current liabilities	9,182,658	11,709,327
Other long-term liabilities	688,441	745,254
Notes payable, net of debt issuance costs and discounts	3,113,267	2,906,133
Operating lease liabilities, net of current portion	31,507	624,859
Deferred tax liabilities, net of current portion	432,301	432,520
Deferred revenue, net of current portion	2,442,373	2,085,080
Total liabilities	15,890,547	18,503,173
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $12,809,039 and $12,262,685, respectively	12,041,865	11,304,279
Stockholders' deficit:
Common stock - $.001 par value, 30,000,000 shares authorized, 5,919,837 shares and 5,918,733 shares issued and outstanding, respectively	5,920	5,919
Additional paid-in capital	110,997,871	111,727,888
Accumulated deficit	(124,185,135)	(123,871,853)
Accumulated other comprehensive loss, net	(1,914,500)	(1,893,260)
Total stockholders' deficit	(15,095,844)	(14,031,306)
Total liabilities and stockholders' deficit	$12,836,568	$15,776,146
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$1,632,055	$1,470,430	$2,681,018	$3,216,214
Support and services revenue	1,867,557	2,528,959	3,998,781	5,276,153
Total revenue	3,499,612	3,999,389	6,679,799	8,492,367
Cost of revenue:
Product	61,830	755,796	201,290	835,470
Support and service	334,396	537,105	742,316	1,107,590
Total cost of revenue	396,226	1,292,901	943,606	1,943,060
Gross profit	3,103,386	2,706,488	5,736,193	6,549,307
Operating expenses:
Research and development costs	534,000	764,276	1,208,924	1,720,847
Selling and marketing	1,019,940	1,296,909	2,001,131	2,369,347
General and administrative	845,581	1,397,886	1,938,750	2,826,085
Restructuring costs	153,685	202,679	441,145	360,372
Total operating expenses	2,553,206	3,661,750	5,589,950	7,276,651
Operating income (loss)	550,180	(955,262)	146,243	(727,344)
Interest and other expense	(180,249)	(80,217)	(426,088)	(345,456)
Income (loss) before income taxes	369,931	(1,035,479)	(279,845)	(1,072,800)
Income tax expense (benefit)	(36,627)	136,244	33,437	223,830
Net income (loss)	$406,558	$(1,171,723)	$(313,282)	$(1,296,630)
Less: Accrual of Series A redeemable convertible preferred stock dividends	260,595	256,553	546,355	503,580
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	165,141	134,223	191,231	263,462
Net income (loss) attributable to common stockholders	$(19,178)	$(1,562,499)	$(1,050,868)	$(2,063,672)
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.27)	$(0.18)	$(0.35)
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.27)	$(0.18)	$(0.35)
Weighted average basic shares outstanding	5,919,837	5,879,225	5,919,740	5,875,907
Weighted average diluted shares outstanding	5,919,837	5,879,225	5,919,740	5,875,907

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$406,558	$(1,171,723)	$(313,282)	$(1,296,630)
Other comprehensive income (loss), net of applicable taxes
Foreign currency translation	(8,087)	(49,410)	(21,240)	(30,018)
Total other comprehensive income (loss), net of applicable taxes:	(8,087)	(49,410)	(21,240)	(30,018)
Total comprehensive income (loss)	$398,471	$(1,221,133)	$(334,522)	$(1,326,648)
Less: Accrual of Series A redeemable convertible preferred stock dividends	260,595	256,553	546,355	503,580
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	165,141	134,223	191,231	263,462
Total comprehensive income (loss) attributable to common stockholders	$(27,265)	$(1,611,909)	$(1,072,108)	$(2,093,690)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2020	5,918,733	$5,919	$111,727,888	$(123,871,853)	$(1,893,260)	$(14,031,306)
Net income (loss)				(719,840)		(719,840)
Restricted stock issued	1,104	1	(1)			—
Share-based compensation to employees			4,510			4,510
Accretion of Series A redeemable convertible preferred stock			(26,090)			(26,090)
Dividends on Series A redeemable convertible preferred stock			(285,760)			(285,760)
Foreign currency translation					(13,153)	(13,153)
Balance at March 31, 2020	5,919,837	$5,920	$111,420,547	$(124,591,693)	$(1,906,413)	$(15,071,639)
Net income (loss)				$406,558		$406,558
Share-based compensation to employees			$3,060			$3,060
Accretion of Series A redeemable convertible preferred stock			$(165,141)			$(165,141)
Dividends on Series A redeemable convertible preferred stock			$(260,595)			$(260,595)
Foreign currency translation					$(8,087)	$(8,087)
Balance at June 30, 2020	5,919,837	$5,920	$110,997,871	$(124,185,135)	$(1,914,500)	$(15,095,844)

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2019	5,872,552	$5,873	$113,243,227	$(122,119,899)	$(1,895,102)	$(10,765,901)
Net income (loss)				(124,907)		(124,907)
Share-based compensation to employees			9,251			9,251
Accretion of Series A redeemable convertible preferred stock			(129,239)			(129,239)
Dividends on Series A redeemable convertible preferred stock			(247,027)			(247,027)
Foreign currency translation					19,392	19,392
Balance at March 31, 2019	5,872,552	$5,873	$112,876,212	$(122,244,806)	$(1,875,710)	$(11,238,431)
Net income (loss)				$(1,171,723)		$(1,171,723)
Share-based compensation to employees			$16,231			$16,231
Warrants exercised	15,181	$15	$(15)			$—
Accretion of Series A redeemable convertible preferred stock			$(134,223)			$(134,223)
Dividends on Series A redeemable convertible preferred stock			$(256,553)			$(256,553)
Foreign currency translation					$(49,410)	$(49,410)
Balance at June 30, 2019	5,887,733	$5,888	$112,501,652	$(123,416,529)	$(1,925,120)	$(12,834,109)

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(313,282)	$(1,296,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,065	223,783
Amortization of debt discount on notes payable	317,843	110,913
Amortization of right of use assets	687,226	437,384
Share-based payment compensation	7,570	25,482
Provision for (recovery of) returns and doubtful accounts	(81,244)	29,346
Deferred income taxes (benefit)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,628,983	1,915,823
Prepaid expenses and other current assets	277,525	181,764
Contract assets	399,320	92,724
Inventory	14,571	(90,045)
Other assets	(7,160)	(551,582)
Accounts payable	(605,831)	527,623
Accrued expenses and other long-term liabilities	(298,558)	(262,193)
Operating lease liabilities	(810,426)	(568,539)
Deferred revenue	(1,988,705)	(699,893)
Net cash provided by (used in) operating activities	(675,103)	75,960
Cash flows from investing activities:
Purchases of property and equipment	—	(179,048)
Security deposits	—	(6,398)
Purchase of intangible assets	(35,655)	(41,736)
Net cash provided by (used in) investing activities	(35,655)	(227,182)
Cash flows from financing activities:
Proceeds from issuance of PPP loan	754,000	—
Payments of long term-debt	—	(489,321)
Net cash provided by (used in) financing activities	754,000	(489,321)
Effect of exchange rate changes on cash and cash equivalents	(4,057)	(18,181)
Net increase (decrease) in cash and cash equivalents	39,185	(658,724)
Cash and cash equivalents, beginning of period	1,475,166	3,059,677
Cash and cash equivalents, end of period	$1,514,351	$2,400,953
Supplemental disclosures:
Cash paid for interest	$110,708	$119,040
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$546,355	$503,580
Accretion of Series A redeemable convertible preferred stock	$191,231	$263,462

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

(b) Liquidity

As of June 30, 2020, the Company had a working capital deficiency of $3.5 million, which is inclusive of current deferred revenue of $2.9 million, and a stockholders' deficit of $15.1 million. During the six months ended June 30, 2020, the Company had a net loss of $0.3 million and negative cash flow from operations of $0.7 million. The Company's total cash balance at June 30, 2020 was $1.5 million, an increase of $39,185 compared to December 31, 2019. On April 28, 2020, the Company entered into a loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000 (the "Loan"), pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

The Company's ability to continue as a going concern for the next twelve months, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. In the third quarter of 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"). In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. As of June 30, 2020, the 2019 Plan is considered to be substantially completed.

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

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is prepared to keep in place for the remainder of 2020. This plan reduces the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 4 of these positions were reinstated in the second quarter of 2020. We believe the reduced expense level will enable FalconStor to remain profitable during the remainder of 2020, even with continued revenue challenges throughout.

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
We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through August 5, 2021.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2020, and the results of its operations for the three and six months ended June 30, 2020 and 2019. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K").

(g)  Recently Issued Accounting Pronouncements

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

As of June 30, 2020 and December 31, 2019, accounts receivable, net of allowance for doubtful accounts, was $1.9 million and $3.4 million, respectively. As of June 30, 2020 and December 31, 2019, short and long-term contract assets, net of allowance for doubtful accounts, was $0.7 million and $1.1 million, respectively.

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

Changes in deferred revenue were as follows:

Six Months Ended June 30, 2020
Balance at December 31, 2019	$7,355,270
Deferral of revenue	4,686,038
Recognition of revenue	(6,679,799)
Change in reserves	6,881
Balance at June 30, 2020	$5,368,390

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $5.4 million as of June 30, 2020, of which the Company expects to recognize approximately 55% of such amount as revenue over the next 12 months and the remainder thereafter.

Approximately $2.2 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of June 30, 2020. We expect to recognize revenue on approximately 43% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

Right of Use Assets and Liabilities

We have various operating leases for office facilities that expire through 2021. Below is a summary of our ROU assets and liabilities as of June 30, 2020.

Right of use assets	$1,155,028
Lease liability obligations, current	1,438,448
Lease liability obligations, less current portion	31,507
Total lease liability obligations	$1,469,955
Weighted-average remaining lease term	0.89
Weighted-average discount rate	6.03%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of lease expense:
Operating lease cost	$352,688	$416,508	$782,402	$834,273
Sublease income	(73,314)	(155,944)	(148,628)	(311,888)
Net lease cost	$279,374	$260,564	$633,774	$522,385

During the three months ended June 30, 2020 and 2019, operating cash flows from operating leases was approximately $378,392 and $494,243, respectively. During the six months ended June 30, 2020 and 2019, operating cash flows from operating leases was approximately $757,926 and $995,712, respectively.

Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of June 30, 2020, are as follows:

Remainder of 2020	850,408
2021	639,526
Total minimum lease payments	1,489,934
Less interest	(19,979)
Present value of lease liabilities	1,469,955

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options and restricted stock	1,200,261	11,855	1,200,261	11,855
Series A redeemable convertible preferred stock	87,815	87,815	87,815	87,815
Total anti-dilutive common stock equivalents	1,288,076	99,670	1,288,076	99,670

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Gross carrying amount	$18,734,145	$18,735,885
Accumulated depreciation	(18,455,800)	(18,366,612)
Property and Equipment, net	$278,345	$369,273

For the three months ended June 30, 2020 and 2019, depreciation expense was $44,778 and $61,612, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense was $90,721 and $133,826, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Gross carrying amount	$2,950,132	$2,950,132
Accumulated amortization	(2,927,555)	(2,923,120)
Software development costs, net	$22,577	$27,012

During the three months ended June 30, 2020 and 2019, the Company recorded $1,644 and $11,560, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2020 and 2019, the Company recorded $4,435 and $42,633, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,982,757	$3,947,103
Accumulated amortization	(3,891,294)	(3,889,385)
Net carrying amount	$91,463	$57,718

For the three months ended June 30, 2020 and 2019, amortization expense was $17,080 and $22,740, respectively. For the six months ended June 30, 2020 and 2019, amortization expense was $1,909 and $47,324, respectively.

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

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of June 30, 2020:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,471,997	282,941	1,189,056

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of June 30, 2020:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	3,850
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	7,355

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue - support and service	103	449	206	2,042
Research and development costs	428	861	856	5,606
Selling and marketing	184	1,248	368	3,658
General and administrative	2,345	13,673	6,140	14,176
	$3,060	$16,231	$7,570	$25,482

(8) Income Taxes

The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the six months ended June 30, 2020, the Company recorded an income tax provision of $33,437. The effective tax rate for the six months ended June 30, 2020 was (9.9%). The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings and the application of valuation allowances. As of June 30, 2020, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

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

The Company’s total unrecognized tax benefits, excluding interest, at June 30, 2020 and December 31, 2019 were $81,399 and $134,246, respectively. As of June 30, 2020 and December 31, 2019, the Company had $35,499 and $63,404, respectively, of accrued interest reflected in accrued expenses. The Company expects approximately $7,000 of tax benefits during the next twelve months due to expiring statute of limitations, which will impact the Company's effective tax rate.

(9) Notes Payable and Stock Warrants

The notes payable balance consists of the following:

Notes payable principal balance	$3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Proceeds from issuance of long-term debt	1,000,000
Revaluation of long-term debt	(447,008)
Accretion of discount	202,195
Deferred issuance costs	(87,609)
Total notes payable, net at December 31, 2018	$3,124,827
Repayment of long-term debt	(489,321)
Proceeds from issuance of long-term debt	1,000,000
Accretion of discount	273,521
Deferred issuance costs	(55,393)
Total notes payable, net at December 31, 2019	$3,853,634
Accretion of discount	317,843
Total notes payable, net at June 30, 2020	$4,171,477

The $4 million senior secured debt bears interest at prime plus 0.75% and matures on June 30, 2021. The $1 million term loan bears interest at 15% and matures on September 27, 2020. As of June 30, 2020, the Company was in compliance with the financial covenants contained in the Amended and Restated Term Loan Credit Agreement.
Loan under the Paycheck Protection Program
On April 28, 2020, the Company entered into the Loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000, pursuant to the PPP under the CARES Act.
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

The Loan is included in notes payable, net of debt issuance costs and discounts in the accompanying condensed consolidated balance sheet.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At June 30, 2020, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At June 30, 2020 and December 31, 2019, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At June 30, 2020 and December 31, 2019, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of June 30, 2020 or December 31, 2019.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	478,312	—	—	478,312
Total derivative liabilities	478,312	—	—	478,312

Total assets and liabilities measured at fair value	$478,312	$—	$—	$478,312

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	483,804	—	—	483,804
Total derivative liabilities	483,804	—	—	483,804

Total assets and liabilities measured at fair value	$483,804	$—	$—	$483,804

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning Balance	$481,042	$492,327	$483,804	$498,086
Total income recognized in earnings	(2,730)	(2,838)	(5,492)	(8,597)
Ending Balance	$478,312	$489,489	$478,312	$489,489

(11) Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, New York office facility that expires in April 2021. The Company has sublet a portion of this lease. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2020 through 2021. The following is a schedule of future minimum lease payments as well as sublease income for all operating leases as of June 30, 2020:

	Payments	Sublease Income	Net Commitments
2020	850,408	(473,149)	377,259
2021	639,526	(207,925)	431,601
	$1,489,934	$(681,074)	$808,860

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2020, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (12), the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of June 30, 2020, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

In connection with the appointment of Brad Wolfe as the Company's Chief Financial Officer, the Board approved an offer letter to Mr. Wolfe (the “Wolfe Offer Letter”), which was executed on April 4, 2018. The Wolfe Offer Letter provides that Mr. Wolfe is entitled to receive an annualized base salary of $240,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Wolfe will also be eligible for a cash bonus of $10,000 for any quarter which has net working capital cash that exceeds the prior quarter and additional incentive compensation of an annual bonus of up to $70,000, subject to attainment of performance objectives to be mutually agreed upon and established.

As described under Note (17), the Company has incurred certain restructuring costs in connection with restructuring plans adopted in 2017 and 2019.

In addition, as of June 30, 2020, the Company's liability for uncertain tax positions totaled $116,849. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

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

As of June 30, 2020 and December 31, 2019, the fair value of these derivative instruments was $478,312 and $483,804, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the six months ended June 30, 2020 and June 30, 2019 of $5,492 and 8,597, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning Balance	$481,042	$492,327	$483,804	$498,086
Total income recognized in earnings	(2,730)	(2,838)	(5,492)	(8,597)
Ending Balance	$478,312	$489,489	$478,312	$489,489

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. Hale Capital, which was the sole holder of the Series A Preferred Stock agreed to the Series A mandatory extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net loss attributable to common stockholders on the statement of operations and in determining income (loss) per share for the three and six months ended June 30, 2020 and 2019, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$406,558	$(1,171,723)	$(313,282)	$(1,296,630)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	260,595	256,553	546,355	503,580
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	165,141	134,223	191,231	263,462
Net income (loss) attributable to common stockholders	$(19,178)	$(1,562,499)	$(1,050,868)	$(2,063,672)

The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	$9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accrued dividends	683,742
Accretion of preferred stock	363,280
Total Series A redeemable convertible preferred stock, net at December 31, 2018	$9,756,706
Accrued dividends	1,157,762
Accretion of preferred stock	389,811
Total Series A redeemable convertible preferred stock, net at December 31, 2019	$11,304,279
Accrued dividends	546,355
Accretion of preferred stock	191,231
Total Series A redeemable convertible preferred stock, net at June 30, 2020	$12,041,865

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at March 31, 2020	$(1,939,979)	$33,566	$(1,906,413)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(8,087)	—	(8,087)
Total other comprehensive income (loss)	(8,087)	—	(8,087)
Accumulated other comprehensive income (loss) at June 30, 2020	$(1,948,066)	$33,566	$(1,914,500)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2019 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at March 31, 2019	$(1,902,513)	$26,803	$(1,875,710)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(49,410)	—	(49,410)
Total other comprehensive income (loss)	(49,410)	—	(49,410)
Accumulated other comprehensive income (loss) at June 30, 2019	$(1,951,923)	$26,803	$(1,925,120)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(1,926,826)	$33,566	$(1,893,260)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(21,240)	—	(21,240)
Total other comprehensive income (loss)	(21,240)	—	(21,240)
Accumulated other comprehensive income (loss) at June 30, 2020	$(1,948,066)	$33,566	$(1,914,500)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2019 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(1,921,905)	$26,803	$(1,895,102)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(30,018)	—	(30,018)
Total other comprehensive income (loss)	(30,018)	—	(30,018)
Accumulated other comprehensive income (loss) at June 30, 2019	$(1,951,923)	$26,803	$(1,925,120)

(14) Stockholders' Equity

Stock Repurchase Activity

During the three and six months ended June 30, 2020 and 2019, the Company did not repurchase any shares of its common stock. As of June 30, 2020, the Company had the authorization under previous Board approved stock repurchase plans to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and six months ended June 30, 2020 and 2019, and the location of long-lived assets as of June 30, 2020 and December 31, 2019, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Americas	$1,156,589	$1,496,988	$2,251,493	$2,497,805
Asia Pacific	978,474	194,074	1,962,269	2,267,388
Europe, Middle East, Africa and Other	1,364,549	2,308,327	2,466,037	3,727,174
Total Revenue	$3,499,612	$3,999,389	$6,679,799	$8,492,367

	June 30, 2020	December 31, 2019
Long-lived assets:
Americas	$6,236,429	$6,811,578
Asia Pacific	745,328	860,023
Europe, Middle East, Africa and Other	152,652	190,928
Total long-lived assets	$7,134,409	$7,862,529

For the three and six months ended June 30, 2020, the Company had one customer that accounted for 10% or more of total revenue, respectively. For the three and six months ended June 30, 2019, the Company had two customers and one customer that accounted for 10% or more of total revenue, respectively.

As of June 30, 2020, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2019, the Company had one customer that accounted for 10% or more of the gross accounts receivable balance.

(17) Restructuring Costs

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the six months ended June 30, 2020, the Company incurred lease disposal-related costs for this property of $0.4 million.

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

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is prepared to keep in place for the remainder of 2020 (the "2020 Plan"). This plan reduces the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 4 of these positions were reinstated in the second quarter of 2020. During the three months ended June 30, 2020, the Company has not yet incurred severance expense as a result of this action. We believe the reduced expense level will enable FalconStor to remain profitable during the remainder of 2020, even with continued revenue challenges throughout.

The following table summarizes the activity during 2019 and 2020 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at December 31, 2018	$461,362	$453,446	$914,808
Additions (Reductions)	—	157,693	157,693
Utilized/Paid	—	(187,833)	(187,833)
Balance at March 31, 2019	$461,362	$423,306	$884,668
Additions (Reductions)	—	202,679	202,679
Utilized/Paid	—	(238,090)	(238,090)
Balance at June 30, 2019	$461,362	$387,895	$849,257
Additions (Reductions)	214,050	170,779	384,829
Utilized/Paid	(214,050)	(257,453)	(471,503)
Balance at September 30, 2019	$461,362	$301,221	$762,583
Additions (Reductions)	31,860	327,257	359,117
Utilized/Paid	(199,423)	(390,985)	(590,408)
Balance at December 31, 2019	$293,799	$237,493	$531,292
Additions (Reductions)	76,708	210,752	287,460
Utilized/Paid	(156,415)	(225,835)	(382,250)
Balance at March 31, 2020	$214,092	$222,410	$436,502
Additions (Reductions)	—	153,685	153,685
Translation Adjustment	4,674	—	4,674
Utilized/Paid	—	(201,211)	(201,211)
Balance at June 30, 2020	$218,766	$174,884	$393,650

The severance and facility related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2017 and 2019 Plans are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

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
Our products are utilized by enterprises and managed service providers across the globe and address two key areas of enterprise data protection; long-term archive retention and reinstatement, and business continuity driven data replication. Our products are software-defined, which means that our technology allows our solutions to be hardware, cloud, and source-data agnostic, giving our customers maximum leverage of existing hardware and software investments. Our innovative integration into modern cloud-based technologies enables our customers to improve the portability, security, and accessibility of their enterprise data. This accessibility is key in our modern world, where data is not only protected, but also intelligently leveraged to facilitate learning, improve product design, and drive competitive advantage.

During 2020, our commercial strategy has been to build on the sales momentum generated in 2019 while increasing profitability. This plan has been anchored on a continued focus on our long-term archive retention and reinstatement products, FalconStor Virtual Tape Library (“VTL”) and StorSafeTM, an increase in go-to-market investment within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia, and on carefully managing operating expenses.

During Q2, we delivered 11.5% year-over-year total bookings growth despite the economic turmoil caused by the global COVID-19 pandemic. While uncertainties continue to exist as a result of COVID-19, we have seen our customers and prospects continue to invest in the business critical area of data production in which we sell our solutions. The strongest performance came from our Americas region, where bookings increased 72% year-over-year. In addition, bookings in our EMEA region increased by 7%. Total bookings increases in both regions were exclusively driven by increased adoption of our long-term data retention and reinstatement products, VTL and StorSafeTM. Across the globe, bookings from first-time FalconStor customers grew by 251% year-over-year.

Despite our strong year-over-year sales growth and new customer acquisition, resulting GAAP revenue decreased by $500 thousand during the quarter, compared to Q2 2019. This reduction was primarily due to reduced in-period recurring legacy contract renewals, from our non-core markets, including China.

Strong Q2 sales, combined with the proactive expense management plan we implemented at the end of Q1, allowed us to deliver $407 thousand of net income in the quarter, compared to a net loss of $1.2 million in Q2 of 2019. Our dramatically improved profitability has allowed us to make additional targeted investments, primarily related to Sales, R&D, and Support personnel, while maintaining a profitable expense base.

Total cost of revenue for the three months ended June 30, 2020 decreased 69% to $0.4 million, compared with $1.3 million in the prior year period. Total gross profit increased $0.4 million, or 15%, to $3.1 million for the three months ended June 30, 2020, compared with $2.7 million for the prior year period. Total gross margin increased to 89% for the three months ended June 30, 2020, compared with 68% for the prior year period. The increase in our total gross margin, and total gross profit in absolute dollars, was primarily due to an intentional reduction in hardware sales. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.
Overall, our total GAAP operating expenses for the three months ended June 30, 2020 decreased $1.1 million, or 30%, to $2.6 million, compared to $3.7 million for the same period of the previous year.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2019.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the three months ended June 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change Period to Period
	2020		2019
Revenue:
Product revenue	$1,632,055	47%	$1,470,430	37%	$161,625	11%
Support and services revenue	1,867,557	53%	2,528,959	63%	(661,402)	(26)%
Total revenue	3,499,612	100%	3,999,389	100%	(499,777)	(12)%
Cost of revenue:
Product	61,830	2%	755,796	19%	(693,966)	(92)%
Support and service	334,396	10%	537,105	13%	(202,709)	(38)%
Total cost of revenue	396,226	11%	1,292,901	32%	(896,675)	(69)%
Gross profit	3,103,386	89%	2,706,488	68%	396,898	15%
Operating expenses:
Research and development costs	534,000	15%	764,276	19%	(230,276)	(30)%
Selling and marketing	1,019,940	29%	1,296,909	32%	(276,969)	(21)%
General and administrative	845,581	24%	1,397,886	35%	(552,305)	(40)%
Restructuring costs	153,685	4%	202,679	5%	(48,994)	(24)%
Total operating expenses	2,553,206	73%	3,661,750	92%	(1,108,544)	(30)%
Operating income (loss)	550,180	16%	(955,262)	(24)%	1,505,442	(158)%
Interest and other loss	(180,249)	(5)%	(80,217)	(2)%	(100,032)	125%
Income (loss) before income taxes	369,931	11%	(1,035,479)	(26)%	1,405,410	(136)%
Income tax expense (benefit)	(36,627)	(1)%	136,244	3%	(172,871)	(127)%
Net income (loss)	$406,558	12%	$(1,171,723)	(29)%	$1,578,281	(135)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	260,595	7%	256,553	6%	4,042	2%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	165,141	5%	134,223	3%	30,918	23%
Net income (loss) attributable to common stockholders	$(19,178)	(1)%	$(1,562,499)	(39)%	$1,543,321	(99)%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended June 30, 2020, we recognized revenue of $3.5 million, compared with $4.0 million in the prior year period.

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

For the three months ended June 30, 2020 and 2019, product revenue represented 47% and 37% of our total revenue, respectively. Product revenue of $1.6 million for the three months ended June 30, 2020 increased $0.2 million, or 11%, from $1.5 million in the prior year period.

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

Maintenance and technical support services revenue for the three months ended June 30, 2020 decreased to $1.9 million, compared to $2.4 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in revenue over the previous year reflects a decline in maintenance renewal revenue, as a result of customer attrition, a smaller volume of new customers, and a decline in new product license and maintenance sales.

For the three months ended June 30, 2020 and 2019, we recognized negligible professional services revenue. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended June 30, 2020 decreased 69% to $0.4 million, compared with $1.3 million in the prior year period. Total gross profit increased $0.4 million, or 15%, to $3.1 million for the three months ended June 30, 2020, compared with $2.7 million for the prior year period. Total gross margin increased to 89% for the three months ended June 30, 2020, compared with 68% for the prior year period. The increase in our total gross margin and total gross profit, in absolute dollars, was primarily due to product mix, as a result of an intentional shift away from selling hardware, which yields significantly lower profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of personnel costs and amortization of capitalized software costs. Cost of product revenue for the three months ended June 30, 2020 decreased to $61,830, compared with $755,796 in the prior year period. Product gross margin for the three months ended June 30, 2020 increased, year over year, to 96% from 49% for the same period in 2019. The decrease in cost of product revenue and increase in product gross margin for the current year was primarily due to an intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended June 30, 2020 decreased 38% to $0.3 million, compared with $0.5 million in the prior year period. Support and service gross margin increased to 82% for the three months ended June 30, 2020, compared with 79% for the prior year period, primarily attributable to a reduction in maintenance and support services revenue that was less in proportion to the reduction in costs, year over year.

Operating Expenses

Our operating expenses for the three months ended June 30, 2020 decreased $1.1 million to $2.6 million from $3.7 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.2 million, or 30%, to $0.5 million for the three months ended June 30, 2020, from $0.8 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses declined $0.3 million, or 21%, to $1.0 million for the three months ended June 30, 2020 from $1.3 million in the prior year period. Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $0.6 million to $0.8 million for the three months ended June 30, 2020, compared to $1.4 million for the prior year period.

Restructuring

In June 2017, the Board approved the 2017 Plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of the Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended June 30, 2020, the Company incurred lease disposal-related costs for this property of $0.2 million.

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is prepared to keep in place for the remainder of 2020 (the "2020 Plan"). This plan reduces the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 4 of these positions were reinstated in the second quarter of 2020. We believe the reduced expense level will enable FalconStor to remain profitable during the remainder of 2020, even with continued revenue challenges throughout. During the three months ended June 30, 2020, the Company has not yet incurred severance expense as a result of this action.

Restructuring expense decreased $48,994 for the three months ended June 30, 2020 to $153,685, compared to a restructuring expense of $202,679 in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, decreased $100,032 to a loss of $0.2 million for the three months ended June 30, 2020, compared with a loss of $0.1 million in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended June 30, 2020 and 2019, the Company recorded an income tax benefit of $36,627 and expense of $136,244, respectively, consisting primarily of state and local, and foreign taxes.

As of June 30, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

COVID-19

While our Q2 2020 results were strong, we are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The outbreak of COVID-19 has caused and may continue to cause travel bans or disruptions, and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains. Please see “Risk Factors-Our results of operations may be negatively impacted by the coronavirus outbreak” for further information.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2019.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the six months ended June 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change Period to Period
(amounts in dollars)	2020		2019
Revenue:
Product revenue	$2,681,018	40%	$3,216,214	38%	$(535,196)	(17)%
Support and services revenue	3,998,781	60%	5,276,153	62%	(1,277,372)	(24)%
Total revenue	6,679,799	100%	8,492,367	100%	(1,812,568)	(21)%
Cost of revenue:
Product	201,290	3%	835,470	10%	(634,180)	(76)%
Support and service	742,316	11%	1,107,590	13%	(365,274)	(33)%
Total cost of revenue	943,606	14%	1,943,060	23%	(999,454)	(51)%
Gross profit	5,736,193	86%	6,549,307	77%	(813,114)	(12)%
Operating expenses:						9%
Research and development costs	1,208,924	18%	1,720,847	20%	(511,923)	(30)%
Selling and marketing	2,001,131	30%	2,369,347	28%	(368,216)	(16)%
General and administrative	1,938,750	29%	2,826,085	33%	(887,335)	(31)%
Investigation, litigation, and settlement related costs	—	—%	—	—%	—	—%
Restructuring costs	441,145	7%	360,372	4%	80,773	22%
Total operating expenses	5,589,950	84%	7,276,651	86%	(1,686,701)	(23)%
Operating income (loss)	146,243	2%	(727,344)	(9)%	873,587	(120)%
Interest and other expense	(426,088)	(6)%	(345,456)	(4)%	(80,632)	23%
Income (loss) before income taxes	(279,845)	(4)%	(1,072,800)	(13)%	792,955	(74)%
Income tax expense (benefit)	33,437	1%	223,830	3%	(190,393)	(85)%
Net income (loss)	$(313,282)	(5)%	$(1,296,630)	(15)%	$983,348	(76)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	546,355	8%	503,580	6%	42,775	8%
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—%	—	—%	—	—%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	191,231	3%	263,462	3%	(72,231)	(27)%
Net income (loss) attributable to common stockholders	$(1,050,868)	(16)%	$(2,063,672)	(24)%	$1,012,804	(49)%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the six months ended June 30, 2020, we recognized revenue of $6.7 million, compared with $8.5 million in the prior year period.

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

For the six months ended June 30, 2020 and 2019, product revenue represented 40% and 38% of our total revenue, respectively. Product revenue of $2.7 million for the six months ended June 30, 2020 decreased $0.5 million, or 17%, from $3.2 million in the prior year period.

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

Maintenance and technical support services revenue for the six months ended June 30, 2020 decreased to $3.8 million, compared to $5.0 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in revenue over the previous year reflects a decline in maintenance renewal revenue, as a result of customer attrition, a smaller volume of new customers, and a decline in new product license and maintenance sales.

Professional services revenue for the six months ended June 30, 2020 decreased to $0.2 million, compared to $0.3 million in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the six months ended June 30, 2020 decreased 51% to $0.9 million, compared with $1.9 million in the prior year period. Total gross profit decreased $0.8 million, or 12%, to $5.7 million for the six months ended June 30, 2020, compared with $6.5 million for the prior year period. Total gross margin increased to 86% for the six months ended June 30, 2020, compared with 77% for the prior year period. The increase in our total gross margin and decrease in our total gross profit, in absolute dollars, was primarily due to product mix, and as a result of an intentional shift away from selling hardware, which yields significantly lower profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of personnel costs and amortization of capitalized software. Cost of product revenue for the six months ended June 30, 2020 decreased to $201,290, compared with $835,470 in the prior year period. Product gross margin for the six months ended June 30, 2020 increased, year over year, to 92% from 74% for the same period in 2019. The decrease in cost of product revenue and increase in gross margin for the current year was primarily due to an intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the six months ended June 30, 2020 decreased 33% to $0.7 million, compared with $1.1 million in the prior year period. Support and service gross margin increased to 81% for the six months ended June 30, 2020, compared with 79% for the prior year period, primarily attributable to a reduction in maintenance and support services revenue, year over year.

Operating Expenses

Our operating expenses for the six months ended June 30, 2020 decreased $1.7 million to $5.6 million from $7.3 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.5 million, or 30%, to $1.2 million for the six months ended June 30, 2020, from $1.7 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses declined $0.4 million, or 16%, to $2.0 million for the six months ended June 30, 2020 from $2.4 million in the prior year period. Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $0.9 million to $1.9 million for the six months ended June 30, 2020, compared to $2.8 million for the prior year period.

Restructuring

In June 2017, the Board approved the 2017 Plan to increase operating performance. The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of the Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the six months ended June 30, 2020, the Company incurred lease disposal-related costs for this property of $0.4 million.

During the three months ended September 30, 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"), implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the six months ended June 30, 2020, the Company incurred 76,708 in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

In March 2020, given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented the 2020 Plan, which is an even more aggressive expense control plan, that it is prepared to keep in place for the remainder of 2020. This plan reduces the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 4 of these positions were reinstated in the second quarter of 2020. We believe the reduced expense level will enable FalconStor to remain profitable during the remainder of 2020, even with continued revenue challenges throughout. During the six months ended June 30, 2020, the Company has not yet incurred severance expense as a result of this action.

Restructuring expense increased $80,773 for the six months ended June 30, 2020 to $441,145, compared to a restructuring expense of $360,372 in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, increased $80,632 to a loss of $426,088 for the six months ended June 30, 2020, compared with a loss of $345,456 in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the six months ended June 30, 2020 and 2019, the Company recorded income tax expense of $33,437 and $0.2 million, respectively, consisting primarily of state and local, and foreign taxes.

As of June 30, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

COVID-19

While our Q2 2020 results were strong, we are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The outbreak of COVID-19 has caused and may continue to cause travel bans or disruptions, and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains. Please see “Risk Factors-Our results of operations may be negatively impacted by the coronavirus outbreak” for further information.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of June 30, 2020 and December 31, 2019 totaled $1.5 million and $1.5 million, respectively.

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

As described in Part I, Item 1, Note (9) "Notes Payable and Stock Warrants", to help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, the Company entered into a loan with Peapack-Gladstone Bank on April 28, 2020 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act. The Loan has an aggregate principal amount of $754,000. Subject to the terms and limitations of the PPP, the Loan may be forgiven in whole or in part. Our intent is that the entire loan amount will be used to fund our payroll, rent and utilities.

Liquidity

As of June 30, 2020, we had a working capital deficiency of $3.5 million, which is inclusive of current deferred revenue of $2.9 million, and a stockholders' deficit of $15.1 million. During the six months ended June 30, 2020, the Company had a net loss of $0.3 million and negative cash flow from operations of $0.7 million. The Company's total cash balance at June 30, 2020 was $1.5 million, an increase of $39,185 compared to December 31, 2019. On April 28, 2020, the company entered into the Loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000, pursuant to the PPP under the CARES act.

The Company's ability to continue as a going concern, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. In the second quarter of 2020, the Company approved the 2020 Plan which included actions to reduce its cost structure. The 2020 Plan addresses weakened global economic conditions stemming from the COVID-19 pandemic and related pace of recovery in a few of it's markets along with further opportunities to optimize the Company's long-term growth strategy. The Company has furloughed 21 positions worldwide, and 4 of these positions were reinstated in the second quarter of 2020. During the three months ended June 30, 2020, the Company has not yet incurred severance expense as a result of this action.
A primary focus for the Company in 2020 will be to maintain appropriate balance sheet flexibility, including cash on hand, due to the uncertain nature and unpredictable timing of the COVID-19 pandemic.
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
We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through at least August 5, 2021.

Cash Flow Analysis

Cash flow information is as follows:

	Six Months Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	(675,103)	75,960
Investing activities	(35,655)	(227,182)
Financing activities	754,000	(489,321)
Effect of exchange rate changes	(4,057)	(18,181)
Net increase (decrease) in cash and cash equivalents	$39,185	$(658,724)

Net cash used in operating activities totaled $0.7 million for the six months ended June 30, 2020, compared with $0.1 million of net cash provided by operating activities in the prior year period. The changes in net cash used in operating activities for the six months ended June 30, 2020, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $35,655 for the six months ended June 30, 2020, compared with net cash used in investing activities of $227,182 in the prior year period. Included in investing activities are purchases of property and equipment, cash paid for security deposits and purchases of intangible assets.

Net cash provided by financing activities totaled $0.8 million for the six months ended June 30, 2020, compared with net cash used in financing activities of $0.5 million in the prior year period. The six months ended June 30, 2020 reflects the $0.8 million in proceeds from the PPP loan. The six months ended June 30, 2019 reflects the partial repayment of $0.5 million of principal under our Term Loan in January 2019.

Total cash and cash equivalents increased $39,185 to $1.5 million at June 30, 2020 compared to December 31, 2019.

Contractual Obligations

As of June 30, 2020, our significant commitments are related to (i) the Amended and Restated Term Loan Credit Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2020:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2020	$850,408	$1,000,000	$112,225	$—	$—	$—
2021	639,526	3,510,679	70,274	—	—	—
2022	—	754,000	—	—	—	—
Other	—	—	—	116,849	9,000,000	4,906,673
Total contractual obligations	$1,489,934	$5,264,679	$182,499	$116,849	$9,000,000	$4,906,673
Sublease income	$(681,074)	$—	$—	$—	$—	$—
Net contractual obligations	$808,860	$5,264,679	$182,499	$116,849	$9,000,000	$4,906,673

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the six months ended June 30, 2020 and 2019, approximately 66% and 77%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2020, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.7 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is not effective as of that date because of the following material weakness:

During the three months ended June 30, 2020, the Company did not fully document all the COSO framework (2013) mandated system controls in place nor did the Company have an independent party complete testing of the controls as of June 30, 2020. The Company has implemented certain mitigating controls such as secondary reviews by senior management, variance analysis reporting and cash-flow monitoring, which insured that both internal and external financial reporting included all the information and disclosures required by generally accepted accounting principles in the United States of America.

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

Item 6.     Exhibits

10.1
Promissory Note between the Company and Peapack-Gladstone Bank, dated April 28, 2020, incorporated herein by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the period ended March 31, 2020 filed on May 7, 2020.

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

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – June 30, 2020 and December 31, 2019.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2020 and 2019.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2020 and 2019.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three and Six Months Ended June 30, 2020 and 2019.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three and Six Months Ended June 30, 2020 and 2019.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – June 30, 2020.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
August 5, 2020	(principal executive officer)