Form 10-Q
period 2020-09-30
FALCONSTOR SOFTWARE INC
filed 2020-11-09
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                 to
Commission File Number:  000-23970

FALCONSTOR SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware				77-0216135
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

701 Brazos Street	Suite 400	Austin	TX	78701
(Address of principal executive offices)				(Zip Code)

(631) 777-5188
Registrant’s telephone number, including area code

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☐

The number of shares of common stock outstanding as of October 31, 2020 was 5,919,837.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$871,281	$1,475,166
Accounts receivable, net of allowances	3,476,930	3,406,550
Prepaid expenses and other current assets	1,930,671	2,252,372
Contract assets	419,940	749,515
Inventory	14,809	30,014
Total current assets	6,713,631	7,913,617
Property and equipment, net of accumulated depreciation and amortization	236,442	369,273
Operating lease right-of-use assets, net	854,712	1,842,254
Deferred tax assets, net	259,209	258,841
Software development costs, net	20,928	27,012
Other assets	926,928	829,335
Goodwill	4,150,339	4,150,339
Other intangible assets, net	100,358	57,718
Long-term contract assets	225,128	327,757
Total assets	$13,487,675	$15,776,146
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$764,371	$1,302,290
Accrued expenses	2,046,399	2,533,824
Current portion of lease liabilities	1,074,032	1,655,522
Short-term loan, net of debt issuance costs and discounts	3,968,827	947,501
Deferred revenue	4,010,383	5,270,190
Total current liabilities	11,864,012	11,709,327
Other long-term liabilities	679,644	745,254
Notes payable, net of debt issuance costs and discounts	—	2,906,133
Operating lease liabilities, net of current portion	2,194	624,859
Deferred tax liabilities	427,030	432,520
Deferred revenue, net of current portion	2,042,978	2,085,080
Total liabilities	15,015,858	18,503,173
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $13,075,046 and $12,262,685, respectively	12,483,206	11,304,279
Stockholders' deficit:
Common stock - $0.001 par value, 30,000,000 shares authorized, 5,919,837 shares and 5,918,733 shares issued and outstanding, respectively	5,920	5,919
Additional paid-in capital	110,560,351	111,727,888
Accumulated deficit	(122,638,926)	(123,871,853)
Accumulated other comprehensive loss, net	(1,938,734)	(1,893,260)
Total stockholders' deficit	(14,011,389)	(14,031,306)
Total liabilities and stockholders' deficit	$13,487,675	$15,776,146
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$2,521,695	$1,663,782	$5,202,713	$4,879,996
Support and services revenue	1,914,705	2,308,663	5,913,486	7,584,816
Total revenue	4,436,400	3,972,445	11,116,199	12,464,812
Cost of revenue:
Product	48,895	241,134	250,185	1,076,604
Support and service	367,063	531,709	1,109,379	1,639,299
Total cost of revenue	415,958	772,843	1,359,564	2,715,903
Gross profit	4,020,442	3,199,602	9,756,635	9,748,909
Operating expenses:
Research and development costs	600,430	782,161	1,809,354	2,503,008
Selling and marketing	1,026,241	1,067,436	3,027,372	3,436,783
General and administrative	358,701	1,454,103	2,297,451	4,280,188
Restructuring costs	317,595	384,829	758,740	745,201
Total operating expenses	2,302,967	3,688,529	7,892,917	10,965,180
Operating income (loss)	1,717,475	(488,927)	1,863,718	(1,216,271)
Interest and other expense	(159,994)	(123,261)	(586,082)	(468,717)
Income (loss) before income taxes	1,557,481	(612,188)	1,277,636	(1,684,988)
Income tax expense (benefit)	11,272	(55,274)	44,709	168,556
Net income (loss)	$1,546,209	$(556,914)	$1,232,927	$(1,853,544)
Less: Accrual of Series A redeemable convertible preferred stock dividends	266,007	266,447	812,362	770,027
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	175,335	139,399	366,566	402,861
Net income (loss) attributable to common stockholders	$1,104,867	$(962,760)	$53,999	$(3,026,432)
Basic net income (loss) per share attributable to common stockholders	$0.19	$(0.16)	$0.01	$(0.51)
Diluted net income (loss) per share attributable to common stockholders	$0.15	$(0.16)	$0.01	$(0.51)
Weighted average basic shares outstanding	5,919,837	5,910,718	5,919,773	5,887,638
Weighted average diluted shares outstanding	7,393,082	5,910,718	7,197,050	5,887,638

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,546,209	$(556,914)	$1,232,927	$(1,853,544)
Other comprehensive income (loss), net of applicable taxes
Foreign currency translation	(24,234)	(131,497)	(45,474)	(161,515)
Total other comprehensive income (loss), net of applicable taxes:	(24,234)	(131,497)	(45,474)	(161,515)
Total comprehensive income (loss)	$1,521,975	$(688,411)	$1,187,453	$(2,015,059)
Less: Accrual of Series A redeemable convertible preferred stock dividends	266,007	266,447	812,362	770,027
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	175,335	139,399	366,566	402,861
Total comprehensive income (loss) attributable to common stockholders	$1,080,633	$(1,094,257)	$8,525	$(3,187,947)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2020	5,918,733	$5,919	$111,727,888	$(123,871,853)	$(1,893,260)	$(14,031,306)
Net income (loss)				(719,840)		(719,840)
Restricted stock issued	1,104	1	(1)			—
Share-based compensation to employees			4,510			4,510
Accretion of Series A redeemable convertible preferred stock			(26,090)			(26,090)
Dividends on Series A redeemable convertible preferred stock			(285,760)			(285,760)
Foreign currency translation					(13,153)	(13,153)
Balance at March 31, 2020	5,919,837	$5,920	$111,420,547	$(124,591,693)	$(1,906,413)	$(15,071,639)
Net income (loss)				$406,558		$406,558
Share-based compensation to employees			$3,060			$3,060
Accretion of Series A redeemable convertible preferred stock			$(165,141)			$(165,141)
Dividends on Series A redeemable convertible preferred stock			$(260,595)			$(260,595)
Foreign currency translation					$(8,087)	$(8,087)
Balance at June 30, 2020	5,919,837	$5,920	$110,997,871	$(124,185,135)	$(1,914,500)	$(15,095,844)
Net income (loss)				$1,546,209		$1,546,209
Share-based compensation to employees			$3,822			$3,822
Accretion of Series A redeemable convertible preferred stock			$(175,335)			$(175,335)
Dividends on Series A redeemable convertible preferred stock			$(266,007)			$(266,007)
Foreign currency translation					$(24,234)	$(24,234)
Balance at September 30, 2020	5,919,837	$5,920	$110,560,351	$(122,638,926)	$(1,938,734)	$(14,011,389)

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2019	5,872,552	$5,873	$113,243,227	$(122,119,899)	$(1,895,102)	$(10,765,901)
Net income (loss)				(124,907)		(124,907)
Share-based compensation to employees			9,251			9,251
Accretion of Series A redeemable convertible preferred stock			(129,239)			(129,239)
Dividends on Series A redeemable convertible preferred stock			(247,027)			(247,027)
Foreign currency translation					19,392	19,392
Balance at March 31, 2019	5,872,552	$5,873	$112,876,212	$(122,244,806)	$(1,875,710)	$(11,238,431)
Net income (loss)				$(1,171,723)		$(1,171,723)
Share-based compensation to employees			$16,231			$16,231
Warrants exercised	15,181	$15	$(15)			$—
Accretion of Series A redeemable convertible preferred stock			$(134,223)			$(134,223)
Dividends on Series A redeemable convertible preferred stock			$(256,553)			$(256,553)
Foreign currency translation					$(49,410)	$(49,410)
Balance at June 30, 2019	5,887,733	$5,888	$112,501,652	$(123,416,529)	$(1,925,120)	$(12,834,109)
Net income (loss)				(556,914)		(556,914)
Share-based compensation to employees			3,100			3,100
Restricted stock issued	31,000	31	(31)			—
Accretion of Series A redeemable convertible preferred stock			(139,399)			(139,399)
Dividends on Series A redeemable convertible preferred stock			(266,447)			(266,447)
Foreign currency translation					(131,497)	(131,497)
Balance at September 30, 2019	5,918,733	5,919	112,098,875	(123,973,443)	(2,056,617)	(13,925,266)

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,232,927	$(1,853,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	162,127	320,388
Amortization of debt discount on notes payable	361,193	217,336
Amortization of right of use assets	987,542	784,204
Share-based payment compensation	11,392	28,582
Provision for (recovery of) returns and doubtful accounts	70,932	(128,628)
Deferred income taxes (benefit)	(5,485)	—
Changes in operating assets and liabilities:
Accounts receivable	(138,271)	1,778,241
Prepaid expenses and other current assets	249,383	(173,775)
Contract assets	432,204	79,192
Inventory	15,713	(89,843)
Other assets	(254)	(782,802)
Accounts payable	(571,231)	487,202
Accrued expenses and other long-term liabilities	(589,952)	45,039
Operating lease liabilities	(1,204,155)	(980,937)
Deferred revenue	(1,317,239)	(1,163,169)
Net cash provided by (used in) operating activities	(303,174)	(1,432,514)
Cash flows from investing activities:
Purchases of property and equipment	—	(175,139)
Security deposits	(125)	33,815
Purchase of intangible assets	(63,005)	(46,674)
Net cash provided by (used in) investing activities	(63,130)	(187,998)
Cash flows from financing activities:
Proceeds from issuance of PPP loan	754,000	—
Payments of short-term debt	(1,000,000)	—
Payments of long-term debt	—	(489,321)
Net cash provided by (used in) financing activities	(246,000)	(489,321)
Effect of exchange rate changes on cash and cash equivalents	8,419	10,557
Net increase (decrease) in cash and cash equivalents	(603,885)	(2,099,276)
Cash and cash equivalents, beginning of period	1,475,166	3,059,677
Cash and cash equivalents, end of period	$871,281	$960,401
Supplemental disclosures:
Cash paid for interest	$261,095	$176,008
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$812,362	$770,027
Accretion of Series A redeemable convertible preferred stock	$366,566	$402,861

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

(b) Liquidity

As of September 30, 2020, the Company had a working capital deficiency of $5.2 million, which is inclusive of current deferred revenue of $4.0 million, and a stockholders' deficit of $14.0 million. During the nine months ended September 30, 2020, the Company had net income of $1.2 million and negative cash flow from operations of $0.3 million. The Company's total cash balance at September 30, 2020 was $0.9 million, a decrease of $603,885 compared to December 31, 2019. On April 28, 2020, the Company entered into a loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000 (the "Loan"), pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). As described below, the Company repaid the $1,000,000 Term Loan (as herewith defined).

    The Company's ability to continue as a going concern for the next twelve months, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. In the third quarter of 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"). In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. As of September 30, 2020, the 2019 Plan is considered to be substantially completed.

    On December 27, 2019, the Company entered into Amendment No. 1 to Amended and Restated Term Loan Credit Agreement (the “Amendment”), by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA, LLC (“HCP-FVA”) as administrative agent for the lenders party thereto (the “Lenders”), ESW Capital, LLC (“ESW”), as co-agent, and the Lenders, to provide for, among other things, a new term loan facility of up to $2,500,000 to the Company with an interest rate of 15% (the “2019 Term Loan”). The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan and the Company has a fixed amount of interest on such advance equal to 15% of the principal amount advanced. The Company paid the 2019 Term Loan in full on September 27, 2020.

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is prepared to keep in place for the remainder of 2020. This plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 8 of these positions were reinstated in the second and third quarters of 2020. We believe the reduced expense level will enable FalconStor to remain profitable during the remainder of 2020, even with the impact of COVID-19.

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
    We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through November 9, 2021.
(c) Impact of the COVID-19 Pandemic

We are continuing to monitor the impact of COVID-19, on all aspects of our business. The outbreak of COVID-19 has caused and may continue to cause travel bans or disruptions, and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, and it has been and, until the COVID-19 outbreak is contained, will continue to be more difficult for us to forecast our operating results. These uncertainties have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our end customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.
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

(e)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, valuation of derivatives, capitalizable software development costs, valuation of goodwill and other intangible assets and income taxes. During the first quarter of 2018, the Company also had significant estimates in the determination of the fair value of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock"), notes payable and warrants issued. Actual results could differ from those estimates.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company at September 30, 2020, and the results of its operations for the three and nine months ended September 30, 2020 and 2019. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K").

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

In August 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-06, regarding ASC Topic 470 “Debt” and ASC Topic 815 “Derivatives and Hedging,” which reduces the number of accounting models for convertible instruments and amends the calculation of diluted earnings per share for convertible instruments, among other changes. The guidance is effective for smaller reporting companies as defined by the SEC, for annual reporting periods beginning after December 15, 2023, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Contract Balances

    Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a contract asset when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing. For perpetual licenses with multi-year product maintenance agreements, the Company generally invoices customers at the beginning of the coverage period. For multi-year subscription licenses, the Company generally invoices customers annually at the beginning of each annual coverage period. The Company records a contract asset related to revenue recognized for multi-year on-premises licenses as its right to payment is conditioned upon providing product support and services in future years.

    As of September 30, 2020 and December 31, 2019, accounts receivable, net of allowance for doubtful accounts, was $3.5 million and $3.4 million, respectively. As of September 30, 2020 and December 31, 2019, short and long-term contract assets, net of allowance for doubtful accounts, was $0.6 million and $1.1 million, respectively.

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

    Changes in deferred revenue were as follows:

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$7,355,270
Deferral of revenue	9,807,409
Recognition of revenue	(11,116,199)
Change in reserves	6,881
Balance at September 30, 2020	$6,053,361

    Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $6.1 million as of September 30, 2020, of which the Company expects to recognize approximately 66% of such amount as revenue over the next 12 months and the remainder thereafter.

    Approximately $2.6 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of September 30, 2020. We expect to recognize revenue on approximately 42% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

Right of Use Assets and Liabilities

    We have various operating leases for office facilities that expire through 2021. Below is a summary of our ROU assets and liabilities as of September 30, 2020.

Right of use assets	$854,712
Lease liability obligations, current	1,074,032
Lease liability obligations, less current portion	2,194
Total lease liability obligations	$1,076,226
Weighted-average remaining lease term	0.89
Weighted-average discount rate	5.99%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of lease expense:
Operating lease cost	$466,556	$323,117	$1,248,958	$1,157,390
Sublease income	(75,314)	(155,944)	(223,941)	(467,832)
Net lease cost	$391,242	$167,173	$1,025,017	$689,558

    During the three months ended September 30, 2020 and 2019, operating cash flows from operating leases was approximately $357,245 and $480,992, respectively. During the nine months ended September 30, 2020 and 2019, operating cash flows from operating leases was approximately $1,117,557 and $1,476,704, respectively.

    Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of September 30, 2020, are as follows:

Remainder of 2020	424,592
2021	659,754
Total minimum lease payments	1,084,346
Less interest	(8,120)
Present value of lease liabilities	1,076,226

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options and restricted stock	9,945	1,157,537	1,483,450	1,263,009
Series A redeemable convertible preferred stock	87,815	87,815	87,815	87,815
Total anti-dilutive common stock equivalents	97,760	1,245,352	1,571,265	1,350,824

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Gross carrying amount	$18,759,199	$18,735,885
Accumulated depreciation	(18,522,757)	(18,366,612)
Property and Equipment, net	$236,442	$369,273

For the three months ended September 30, 2020 and 2019, depreciation expense was $44,958 and $62,910, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense was $135,679 and $196,736, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Gross carrying amount	$2,950,132	$2,950,132
Accumulated amortization	(2,929,204)	(2,923,120)
Software development costs, net	$20,928	$27,012

During the three months ended September 30, 2020 and 2019, the Company recorded $1,649 and $11,565, respectively, of amortization expense related to capitalized software costs. During the nine months ended September 30, 2020 and 2019, the Company recorded $6,084 and $54,198, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,010,107	$3,947,103
Accumulated amortization	(3,909,749)	(3,889,385)
Net carrying amount	$100,358	$57,718

    For the three months ended September 30, 2020 and 2019, amortization expense was $18,455 and $22,130, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense was $20,364 and $69,454, respectively.

(7) Share-Based Payment Arrangements

On June 22, 2018, the Company's stockholders adopted the FalconStor Software, Inc. 2018 Incentive Stock Plan (the "2018 Plan"). The 2018 Plan is administered by the Compensation Committee and provides for the issuance of up to 1,471,997 shares of the Company's common stock upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees and directors of, and consultants providing services to, the Company or its affiliates. Exercise prices of the options will be determined by the Compensation Committee of the Company's Board of Directors, subject to the consent of Hale Capital Partners, LP. The vesting terms shall be performance based and determined by the Compensation Committee, subject to the consent of Hale Capital Partners, LP, based on various factors, including (i) the return of capital to the holders of the Series A Preferred Stock and the Company’s Common Stock in the event of a Change of Control, (ii) the repayment of the Company’s obligations under its senior secured debt, and (iii) the Company’s free cash flow.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of September 30, 2020:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,471,997	(1,248)	1,473,245

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of September 30, 2020:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	3,850
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	6,095

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue - support and service	104	104	310	2,146
Research and development costs	433	371	1,289	5,977
Selling and marketing	186	186	554	3,844
General and administrative	3,099	2,439	9,239	16,615
	$3,822	$3,100	$11,392	$28,582

(8) Income Taxes

    The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the nine months ended September 30, 2020, the Company recorded an income tax provision of $44,709. The effective tax rate for the nine months ended September 30, 2020 was 3.5%. The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings and the application of valuation allowances. As of September 30, 2020, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

For the nine months ended September 30, 2019, the Company recorded an income tax provision of $168,556. The effective tax rate for the nine months ended September 30, 2019 was (10.0%). The effective tax differs from the statutory rate of 21% primarily related to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of September 30, 2020, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax expense as such amounts are fully offset with a valuation allowance.

The Company’s total unrecognized tax benefits, excluding interest, at September 30, 2020 and December 31, 2019 were $76,275 and $134,246, respectively. As of September 30, 2020 and December 31, 2019, the Company had $33,865 and $63,404, respectively, of accrued interest reflected in accrued expenses. The Company recognized approximately $7,000 of tax benefits during the quarter due to expiring statute of limitations, which impacted the Company's effective tax rate. The Company does not expect any material changes of unrecognized tax benefits during the next twelve months..

(9) Notes Payable and Stock Warrants

    The notes payable balance consists of the following:

Notes payable principal balance	$3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Proceeds from issuance of long-term debt	1,000,000
Revaluation of long-term debt	(447,008)
Accretion of discount	202,195
Deferred issuance costs	(87,609)
Total notes payable, net at December 31, 2018	$3,124,827
Repayment of long-term debt	(489,321)
Proceeds from issuance of long-term debt	1,000,000
Accretion of discount	273,521
Deferred issuance costs	(55,393)
Total notes payable, net at December 31, 2019	$3,853,634
Accretion of discount	361,193
Proceeds from issuance of the PPP loan	754,000
Repayment of short-term debt	(1,000,000)
Total notes payable, net at September 30, 2020	$3,968,827

    The $4 million senior secured debt bears interest at prime plus 0.75% and matures on June 30, 2021. On September 27, 2020, we paid the 2019 Term Loan     in full. As of September 30, 2020, the Company was in compliance with the financial covenants contained in the Amended and Restated Term Loan Credit Agreement.
Loan under the Paycheck Protection Program

On April 28, 2020, the Company entered into the Loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000, pursuant to the PPP under the CARES Act.
The Loan is evidenced by a promissory note (the “Note”) dated April 28, 2020. The Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company has used a significant majority of the Loan amount for Qualifying Expenses. However, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At September 30, 2020, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets.

•Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At September 30, 2020 and December 31, 2019, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At September 30, 2020 and December 31, 2019, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of September 30, 2020 or December 31, 2019.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	475,561	—	—	475,561
Total derivative liabilities	475,561	—	—	475,561

Total assets and liabilities measured at fair value	$475,561	$—	$—	$475,561

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	483,804	—	—	483,804
Total derivative liabilities	483,804	—	—	483,804

Total assets and liabilities measured at fair value	$483,804	$—	$—	$483,804

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning Balance	$478,312	$489,489	$483,804	$498,086
Total income recognized in earnings	(2,751)	(2,866)	(8,243)	(11,463)
Ending Balance	$475,561	$486,623	$475,561	$486,623

(11) Commitments and Contingencies

    The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, New York office facility that expires in April 2021. The Company has sublet a portion of this lease. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2020 through 2021. The following is a schedule of future minimum lease payments as well as sublease income for all operating leases as of September 30, 2020:

	Payments	Sublease Income	Net Commitments
2020	424,592	(75,314)	349,278
2021	659,754	(530,447)	129,307
	$1,084,346	$(605,761)	$478,585

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and nine months ended September 30, 2020, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (12), the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of September 30, 2020, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

In addition, as of September 30, 2020, the Company's liability for uncertain tax positions totaled $110,141. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

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

    As of September 30, 2020 and December 31, 2019, the fair value of these derivative instruments was $475,561 and $483,804, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the nine months ended September 30, 2020 and September 30, 2019 of $8,243 and 11,463, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning Balance	$478,312	$489,489	$483,804	$498,086
Total income recognized in earnings	(2,751)	(2,866)	(8,243)	(11,463)
Ending Balance	$475,561	$486,623	$475,561	$486,623

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. Hale Capital Partners, LP, which was the sole holder of the Series A Preferred Stock agreed to the Series A mandatory extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the three and nine months ended September 30, 2020 and 2019, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,546,209	$(556,914)	$1,232,927	$(1,853,544)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	266,007	266,447	812,362	770,027
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	175,335	139,399	366,566	402,861
Net income (loss) attributable to common stockholders	$1,104,867	$(962,760)	$53,999	$(3,026,432)

The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	$9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accrued dividends	683,742
Accretion of preferred stock	363,280
Total Series A redeemable convertible preferred stock, net at December 31, 2018	$9,756,706
Accrued dividends	1,157,762
Accretion of preferred stock	389,811
Total Series A redeemable convertible preferred stock, net at December 31, 2019	$11,304,279
Accrued dividends	812,362
Accretion of preferred stock	366,565
Total Series A redeemable convertible preferred stock, net at September 30, 2020	$12,483,206

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended September 30, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at June 30, 2020	$(1,948,066)	$33,566	$(1,914,500)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(24,234)	—	(24,234)
Total other comprehensive income (loss)	(24,234)	—	(24,234)
Accumulated other comprehensive income (loss) at September 30, 2020	$(1,972,300)	$33,566	$(1,938,734)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended September 30, 2019 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at June 30, 2019	$(1,951,923)	$26,803	$(1,925,120)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(131,497)	—	(131,497)
Total other comprehensive income (loss)	(131,497)	—	(131,497)
Accumulated other comprehensive income (loss) at September 30, 2019	$(2,083,420)	$26,803	$(2,056,617)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the nine months ended September 30, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(1,926,826)	$33,566	$(1,893,260)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(45,474)	—	(45,474)
Total other comprehensive income (loss)	(45,474)	—	(45,474)
Accumulated other comprehensive income (loss) at September 30, 2020	$(1,972,300)	$33,566	$(1,938,734)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the nine months ended September 30, 2019 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(1,921,905)	$26,803	$(1,895,102)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(161,515)	—	(161,515)
Total other comprehensive income (loss)	(161,515)	—	(161,515)
Accumulated other comprehensive income (loss) at September 30, 2019	$(2,083,420)	$26,803	$(2,056,617)

(14) Stockholders' Equity

Stock Repurchase Activity

During the three and nine months ended September 30, 2020 and 2019, the Company did not repurchase any shares of its common stock. As of September 30, 2020, the Company had the authorization under previous Board approved stock repurchase plans to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2020 and 2019, and the location of long-lived assets as of September 30, 2020 and December 31, 2019, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Americas	$1,834,443	$600,590	$4,085,936	$3,098,395
Asia Pacific	951,145	1,662,689	2,913,414	3,930,077
Europe, Middle East, Africa and Other	1,650,812	1,709,166	4,116,849	5,436,340
Total Revenue	$4,436,400	$3,972,445	$11,116,199	$12,464,812

	September 30, 2020	December 31, 2019
Long-lived assets:
Americas	$5,888,483	$6,811,578
Asia Pacific	724,224	860,023
Europe, Middle East, Africa and Other	161,337	190,928
Total long-lived assets	$6,774,044	$7,862,529

For the three and nine months ended September 30, 2020, the Company had two customers that accounted for 10% or more of total revenue, respectively. For the three and nine months ended September 30, 2019, the Company had two customers and two customer that accounted for 10% or more of total revenue, respectively.

As of September 30, 2020, the Company had four customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2019, the Company had one customer that accounted for 10% or more of the gross accounts receivable balance.

(17) Restructuring Costs

    In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the nine months ended September 30, 2020, the Company incurred lease disposal-related costs for this property of $0.7 million.

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

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is prepared to keep in place for the remainder of 2020 (the "2020 Plan"). The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 8 of these positions were reinstated in the second and third quarters of 2020. During the nine months ended September 30, 2020, the Company has not yet incurred severance expense as a result of this action. We believe the reduced expense level will enable FalconStor to remain profitable during the remainder of 2020, even with continued revenue challenges throughout.

The following table summarizes the activity during 2019 and 2020 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at December 31, 2018	$461,362	$453,446	$914,808
Additions (Reductions)	—	157,693	157,693
Utilized/Paid	—	(187,833)	(187,833)
Balance at March 31, 2019	$461,362	$423,306	$884,668
Additions (Reductions)	—	202,679	202,679
Utilized/Paid	—	(238,090)	(238,090)
Balance at June 30, 2019	$461,362	$387,895	$849,257
Additions (Reductions)	214,050	170,779	384,829
Utilized/Paid	(214,050)	(257,453)	(471,503)
Balance at September 30, 2019	$461,362	$301,221	$762,583
Additions (Reductions)	31,860	327,257	359,117
Utilized/Paid	(199,423)	(390,985)	(590,408)
Balance at December 31, 2019	$293,799	$237,493	$531,292
Additions (Reductions)	76,708	210,752	287,460
Utilized/Paid	(156,415)	(225,835)	(382,250)
Balance at March 31, 2020	$214,092	$222,410	$436,502
Additions (Reductions)	—	153,685	153,685
Translation Adjustment	4,674	—	4,674
Utilized/Paid	—	(201,211)	(201,211)
Balance at June 30, 2020	$218,766	$174,884	$393,650
Additions (Reductions)	—	317,595	317,595
Translation Adjustment	9,554	—	9,554
Utilized/Paid	—	(366,562)	(366,562)
Balance at September 30, 2020	$228,320	$125,917	$354,237

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

OVERVIEW

FalconStor Software, Inc. is a modern enterprise-class data protection company that is mobilizing the past, energizing the present, and empowering the future of data storage and archival. The company provides software and cloud services that optimize long-term retention and activation of historical data, enhance the performance and scalability of retaining present data, and deliver the flexibility to adopt and seamlessly migrate future storage technologies.  Our customers achieve lower costs, simpler operations, greater data security, higher confidence in their business continuity, and greater ability to effectively use their data assets to drive innovation.

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

During Q3, we delivered 37% year-over-year total bookings growth despite the economic turmoil caused by the global COVID-19 pandemic. While uncertainties continue to exist as a result of COVID-19, we have seen our customers and prospects continue to invest in the business critical area of data production in which we sell our solutions. The strongest performance came from our Americas region, where bookings increased 68% year-over-year. In addition, bookings in our EMEA region increased by 29%. Total bookings increases in both regions were exclusively driven by increased adoption of our long-term data retention and reinstatement products, VTL and StorSafeTM. Across the globe, bookings from first-time FalconStor customers grew by 19% year-over-year.

Strong Q3 sales generated a GAAP revenue increase of $464 thousand during the quarter, compared to Q3 2019. In addition, the proactive expense management plan we implemented at the end of Q1, allowed us to deliver $1.5 million of net income in the quarter, compared to a net loss of $0.6 million in Q3 of 2019. Our significantly improved profitability has allowed us to make additional targeted investments, primarily related to Sales, R&D, and Support personnel, while maintaining a profitable expense base.

Total cost of revenue for the three months ended September 30, 2020 decreased 46% to $0.4 million, compared with $0.8 million in the prior year period. Total gross profit increased $0.8 million, or 26%, to $4.0 million for the three months ended September 30, 2020, compared with $3.2 million for the prior year period. Total gross margin increased to 91% for the three months ended September 30, 2020, compared with 81% for the prior year period. The increase in our total gross margin, and total gross profit in absolute dollars, were primarily due to an intentional reduction in hardware sales. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.
Overall, our total GAAP operating expenses for the three months ended September 30, 2020 decreased $1.4 million, or 38%, to $2.3 million, compared to $3.7 million for the same period of the previous year.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2019.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the three months ended September 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change Period to Period
	2020		2019
Revenue:
Product revenue	$2,521,695	57%	$1,663,782	42%	$857,913	52%
Support and services revenue	1,914,705	43%	2,308,663	58%	(393,958)	(17)%
Total revenue	4,436,400	100%	3,972,445	100%	463,955	12%
Cost of revenue:
Product	48,895	1%	241,134	6%	(192,239)	(80)%
Support and service	367,063	8%	531,709	13%	(164,646)	(31)%
Total cost of revenue	415,958	9%	772,843	19%	(356,885)	(46)%
Gross profit	4,020,442	91%	3,199,602	81%	820,840	26%
Operating expenses:
Research and development costs	600,430	14%	782,161	20%	(181,731)	(23)%
Selling and marketing	1,026,241	23%	1,067,436	27%	(41,195)	(4)%
General and administrative	358,701	8%	1,454,103	37%	(1,095,402)	(75)%
Restructuring costs	317,595	7%	384,829	10%	(67,234)	(17)%
Total operating expenses	2,302,967	52%	3,688,529	93%	(1,385,562)	(38)%
Operating income (loss)	1,717,475	39%	(488,927)	(12)%	2,206,402	451%
Interest and other loss	(159,994)	(4)%	(123,261)	(3)%	(36,733)	(30)%
Income (loss) before income taxes	1,557,481	35%	(612,188)	(15)%	2,169,669	354%
Income tax expense (benefit)	11,272	—%	(55,274)	(1)%	66,546	120%
Net income (loss)	$1,546,209	35%	$(556,914)	(14)%	$2,103,123	378%
Less: Accrual of Series A redeemable convertible preferred stock dividends	266,007	6%	266,447	7%	(440)	—%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	175,335	4%	139,399	4%	35,936	26%
Net income (loss) attributable to common stockholders	$1,104,867	25%	$(962,760)	(24)%	$2,067,627	215%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended September 30, 2020, we recognized revenue of $4.4 million, compared with $4.0 million in the prior year period.

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

For the three months ended September 30, 2020 and 2019, product revenue represented 57% and 42% of our total revenue, respectively. Product revenue of $2.5 million for the three months ended September 30, 2020 increased $0.9 million, or 52%, from $1.7 million in the prior year period.

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

Maintenance and technical support services revenue for the three months ended September 30, 2020 decreased to $1.9 million, compared to $2.3 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue over the previous year reflects a decline in maintenance renewal revenue as a result of customer attrition.

For the three months ended September 30, 2020 and 2019, we recognized negligible professional services revenue. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended September 30, 2020 decreased 46% to $0.4 million, compared with $0.8 million in the prior year period. Total gross profit increased $0.8 million, or 26%, to $4.0 million for the three months ended September 30, 2020, compared with $3.2 million for the prior year period. Total gross margin increased to 91% for the three months ended September 30, 2020, compared with 81% for the prior year period. The increase in our total gross margin and total gross profit, in absolute dollars, was primarily due to product mix, as a result of an intentional shift away from selling hardware, which yields significantly lower profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of personnel costs and amortization of capitalized software costs. Cost of product revenue for the three months ended September 30, 2020 decreased to $48,895, compared with $241,134 in the prior year period. Product gross margin for the three months ended September 30, 2020 increased, year over year, to 98% from 86% for the same period in 2019. The decrease in cost of product revenue and increase in product gross margin for the current year was primarily due to an intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended September 30, 2020 decreased 31% to $0.4 million, compared with $0.5 million in the prior year period. Support and service gross margin increased to 81% for the three months ended September 30, 2020, compared with 77% for the prior year period, primarily attributable to an reduction in maintenance and support services revenue that was less in proportion to the reduction in costs, year over year.

Operating Expenses

Our operating expenses for the three months ended September 30, 2020 decreased $1.4 million to $2.3 million from $3.7 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.2 million, or 23%, to $0.6 million for the three months ended September 30, 2020, from $0.8 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses declined $41,195, or 4%, to $1.0 million for the three months ended September 30, 2020 from $1.1 million in the prior year period. Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $1.1 million to $0.4 million for the three months ended September 30, 2020, compared to $1.5 million for the prior year period which is due primarily to positions eliminated as part of the 2019 Plan and 2020 Plan. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Restructuring

    In June 2017, the Board approved the 2017 Plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of the Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended September 30, 2020, the Company incurred lease disposal-related costs for this property of $0.3 million.

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is prepared to keep in place for the remainder of 2020 (the "2020 Plan"). The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 8 of these positions were reinstated in the second and third quarters of 2020. We believe the reduced expense level will enable FalconStor to remain profitable during the remainder of 2020, even with continued revenue challenges throughout. During the three months ended September 30, 2020, the Company has not yet incurred severance expense as a result of this action.

Restructuring expense decreased $67,234 for the three months ended September 30, 2020 to $317,595, compared to a restructuring expense of $384,829 in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, decreased $36,733 to a loss of $0.2 million for the three months ended September 30, 2020, compared with a loss of $0.1 million in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended September 30, 2020 and 2019, the Company recorded an income tax benefit of $11,272 and expense of $55,274, respectively, consisting primarily of state and local, and foreign taxes.

    As of September 30, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

COVID-19

    While our Q3 2020 results were strong, we are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The outbreak of COVID-19 has caused and may continue to cause travel bans or disruptions, and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains. Please see “Risk Factors-Our results of operations may be negatively impacted by the coronavirus outbreak” for further information.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2019.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the nine months ended September 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change Period to Period
(amounts in dollars)	2020		2019
Revenue:
Product revenue	$5,202,713	47%	$4,879,996	39%	$322,717	7%
Support and services revenue	5,913,486	53%	7,584,816	61%	(1,671,330)	(22)%
Total revenue	11,116,199	100%	12,464,812	100%	(1,348,613)	(11)%
Cost of revenue:
Product	250,185	2%	1,076,604	9%	(826,419)	(77)%
Support and service	1,109,379	10%	1,639,299	13%	(529,920)	(32)%
Total cost of revenue	1,359,564	12%	2,715,903	22%	(1,356,339)	(50)%
Gross profit	9,756,635	88%	9,748,909	78%	7,726	—%
Operating expenses:						10%
Research and development costs	1,809,354	16%	2,503,008	20%	(693,654)	(28)%
Selling and marketing	3,027,372	27%	3,436,783	28%	(409,411)	(12)%
General and administrative	2,297,451	21%	4,280,188	34%	(1,982,737)	(46)%
Restructuring costs	758,740	7%	745,201	6%	13,539	2%
Total operating expenses	7,892,917	71%	10,965,180	88%	(3,072,263)	(28)%
Operating income (loss)	1,863,718	17%	(1,216,271)	(10)%	3,079,989	253%
Interest and other expense	(586,082)	(5)%	(468,717)	(4)%	(117,365)	(25)%
Income (loss) before income taxes	1,277,636	11%	(1,684,988)	(14)%	2,962,624	176%
Income tax expense (benefit)	44,709	—%	168,556	1%	(123,847)	(73)%
Net income (loss)	$1,232,927	11%	$(1,853,544)	(15)%	$3,086,471	167%
Less: Accrual of Series A redeemable convertible preferred stock dividends	812,362	7%	770,027	6%	42,335	5%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	366,566	3%	402,861	3%	(36,295)	(9)%
Net income (loss) attributable to common stockholders	$53,999	—%	$(3,026,432)	(24)%	$3,080,431	102%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the nine months ended September 30, 2020, we recognized revenue of $11.1 million, compared with $12.5 million in the prior year period.

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

For the nine months ended September 30, 2020 and 2019, product revenue represented 47% and 39% of our total revenue, respectively. Product revenue of $5.2 million for the nine months ended September 30, 2020 increased $0.3 million, or 7%, from $4.9 million in the prior year period.

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

Maintenance and technical support services revenue for the nine months ended September 30, 2020 decreased to $5.7 million, compared to $7.3 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue over the previous year reflects a decline in maintenance renewal revenue as a result of customer attrition.

Professional services revenue for the nine months ended September 30, 2020 decreased to $0.2 million, compared to $0.3 million in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the nine months ended September 30, 2020 decreased 50% to $1.4 million, compared with $2.7 million in the prior year period. Total gross profit increased $7,726, or 0.1%, to $9.8 million for the nine months ended September 30, 2020, compared with $9.7 million for the prior year period. Total gross margin increased to 88% for the nine months ended September 30, 2020, compared with 78% for the prior year period. The increase in our total gross margin and increase in our total gross profit, in absolute dollars, was primarily due to product mix, and as a result of an intentional shift away from selling hardware, which yields significantly lower profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of personnel costs and amortization of capitalized software. Cost of product revenue for the nine months ended September 30, 2020 decreased to $250,185, compared with $1,076,604 in the prior year period. Product gross margin for the nine months ended September 30, 2020 increased, year over year, to 95% from 78% for the same period in 2019. The decrease in cost of product revenue and increase in gross margin for the current year was primarily due to an intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the nine months ended September 30, 2020 decreased 32% to $1.1 million, compared with $1.6 million in the prior year period. Support and service gross margin increased to 81% for the nine months ended September 30, 2020, compared with 78% for the prior year period, primarily attributable to a reduction in maintenance and support services revenue, year over year.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2020 decreased $3.1 million to $7.9 million from $11.0 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.7 million, or 28%, to $1.8 million for the nine months ended September 30, 2020, from $2.5 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses declined $0.4 million, or 12%, to $3.0 million for the nine months ended September 30, 2020 from $3.4 million in the prior year period. Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $2.0 million to $2.3 million for the nine months ended September 30, 2020, compared to $4.3 million for the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Restructuring

    In June 2017, the Board approved the 2017 Plan to increase operating performance. The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of the Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the nine months ended September 30, 2020, the Company incurred lease disposal-related costs for this property of $0.7 million.

During the three months ended September 30, 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"), implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the nine months ended September 30, 2020, the Company incurred $76,708 in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

    In March 2020, given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented the 2020 Plan, which is an even more aggressive expense control plan, that it is prepared to keep in place for the remainder of 2020. The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 8 of these positions were reinstated in the second quarter of 2020. We believe the reduced expense level will enable FalconStor to remain profitable during the remainder of 2020, even with continued revenue challenges throughout. During the nine months ended September 30, 2020, the Company has not yet incurred severance expense as a result of this action.

Restructuring expense increased $13,539 for the nine months ended September 30, 2020 to $758,740, compared to a restructuring expense of $745,201 in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, increased $117,365 to a loss of $586,082 for the nine months ended September 30, 2020, compared with a loss of $468,717 in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the nine months ended September 30, 2020 and 2019, the Company recorded income tax expense of $44,709 and $0.2 million, respectively, consisting primarily of state and local, and foreign taxes.

    As of September 30, 2020, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

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

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

    Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of September 30, 2020 and December 31, 2019 totaled $0.9 million and $1.5 million, respectively.

On December 27, 2019, the Company entered into the Amendment, by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA, as administrative agent for the Lenders party thereto, ESW, as co-agent, and the Lenders, to provide for, among other things, a new term loan facility of up to $2,500,000 to the Company. The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan and the Company will pay a fixed amount of interest on such advance equal to 15% of the principal amount advanced. Pursuant to the Amendment, we repaid $1,000,000 on September 27, 2020.

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

Liquidity

As of September 30, 2020, we had a working capital deficiency of $5.2 million, which is inclusive of current deferred revenue of $4.0 million, and a stockholders' deficit of $14.0 million. During the nine months ended September 30, 2020, the Company had a net income of $1.2 million and negative cash flow from operations of $0.3 million. The Company's total cash balance at September 30, 2020 was $0.9 million, a decrease of $603,885 compared to December 31, 2019. On April 28, 2020, the company entered into the Loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000, pursuant to the PPP under the CARES act. The Company repaid the 2019 Term Loan.

    The Company's ability to continue as a going concern, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. In the second quarter of 2020, the Company approved the 2020 Plan which included actions to reduce its cost structure. The 2020 Plan addresses weakened global economic conditions stemming from the COVID-19 pandemic and related pace of recovery in a few of it's markets along with further opportunities to optimize the Company's long-term growth strategy. The Company has furloughed 21 positions worldwide, and 8 of these positions were reinstated in the second quarter of 2020. During the nine months ended September 30, 2020, the Company has not yet incurred severance expense as a result of this action.
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
    We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through at least November 9, 2021.

Cash Flow Analysis

Cash flow information is as follows:

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	(303,174)	(1,432,514)
Investing activities	(63,130)	(187,998)
Financing activities	(246,000)	(489,321)
Effect of exchange rate changes	8,419	10,557
Net increase (decrease) in cash and cash equivalents	$(603,885)	$(2,099,276)

Net cash used in operating activities totaled $0.3 million for the nine months ended September 30, 2020, compared with $1.4 million of net cash used in operating activities in the prior year period. The changes in net cash used in operating activities for the nine months ended September 30, 2020, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $63,130 for the nine months ended September 30, 2020, compared with net cash used in investing activities of $187,998 in the prior year period. Included in investing activities are purchases of property and equipment, cash paid for security deposits and purchases of intangible assets.

Net cash used in financing activities totaled $0.2 million for the nine months ended September 30, 2020, compared with net cash used in financing activities of $0.5 million in the prior year period. The nine months ended September 30, 2020 reflects the $0.8 million in proceeds from the PPP loan and the $1.0 payoff of the term loan. The nine months ended September 30, 2019 reflects the partial repayment of $0.5 million of principal under our Term Loan in January 2019.

Total cash and cash equivalents decreased $603,885 to $0.9 million at September 30, 2020 compared to December 31, 2019.

Contractual Obligations

As of September 30, 2020, our significant commitments are related to (i) the Amended and Restated Term Loan Credit Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

    The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2020:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2020	$424,592	$—	$35,107	$—	$—	$—
2021	659,754	3,510,679	70,213	—	—	—
2022	—	754,000	—	—	—	—
Other	—	—	—	110,141	9,000,000	4,906,673
Total contractual obligations	$1,084,346	$4,264,679	$105,320	$110,141	$9,000,000	$4,906,673
Sublease income	$(605,761)	$—	$—	$—	$—	$—
Net contractual obligations	$478,585	$4,264,679	$105,320	$110,141	$9,000,000	$4,906,673

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2020 and 2019, approximately 63% and 77%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2020, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.7 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

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

    The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is not effective as of that date because of the following material weakness:

    During the three months ended September 30, 2020, the Company did not fully document all the COSO framework (2013) mandated system controls in place nor did the Company have an independent party complete testing of the controls as of

September 30, 2020. The Company has implemented certain mitigating controls such as secondary reviews by senior management, variance analysis reporting and cash-flow monitoring, which insured that both internal and external financial reporting included all the information and disclosures required by generally accepted accounting principles in the United States of America.

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

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – September 30, 2020 and December 31, 2019.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2020 and 2019.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2020 and 2019.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three and Nine Months Ended September 30, 2020 and 2019.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three and Nine Months Ended September 30, 2020 and 2019.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – September 30, 2020.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
November 9, 2020	(principal executive officer)