Form 10-K
period 2020-12-31
FALCONSTOR SOFTWARE INC
filed 2021-03-10
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2020 was $1,526,052 which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 28, 2021 was 5,949,463.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2020 ANNUAL REPORT ON FORM 10-K

PART I
Item 1.  Business

OVERVIEW

FalconStor is a data protection leader that enables enterprises to modernize their data backup and archival operations across sites and public clouds, delivering increased data security and providing fast recovery from a ransomware attack while driving down costs by up to 90 percent. A proven technology leader with 47 patents and patent applications, FalconStor has over an exabyte of data under management and is trusted by more than 600 enterprise customers and an ecosystem of managed service providers and resellers worldwide.

Our products are utilized by enterprises and managed service providers across the globe and address two key areas of enterprise data protection; long-term data retention and recovery, and business continuity driven data replication. Our innovative integration with modern cloud-based data storage environments, such as AWS and Microsoft Azure, enables our customers to significantly reduce costs, and improve the portability, security, and accessibility of their enterprise data. This accessibility is key in our modern world, where data is not only protected, but also intelligently leveraged to facilitate learning, improve product design, and drive competitive advantage. Our products are software-defined, which means that our technology allows our solutions to be hardware, cloud, and source-data agnostic, giving our customers maximum leverage of existing hardware and software investments.

The enterprise data protection segments in which we focus our attention are critical to the data protection plans of any enterprise. First, the absolute foundation of any enterprise data protection plan is based on long-term data archive, as this segment represents up to 80% of an enterprise’s data according to a 2019 Horizon Information Strategies study. Whether in the form of application databases, documents, emails, or digital media files, an enterprise is mandated to preserve these information assets for lengthy periods of time to fulfill operational, legal, and regulatory requirements. In fact, expanding government and industry regulations continue to increase mandated retention periods, which now exceed one hundred years in certain cases. In addition, beyond fundamental data retention, modern enterprises desire to leverage their long-term archives for strategic analysis and to unlock new revenue streams. As a result, enterprises are challenged with securely and cost effectively managing this data, while also adopting flexible and scalable cloud-based storage environments. Our long-term data retention products enable our customers to reduce their data storage footprint by up to 95% and seamlessly transition data to a wide-array of hybrid-cloud and public-cloud storage, including AWS and Microsoft Azure.

Second, in addition to their long-term data archive foundation, an enterprise must maintain operational data redundancy for specific data assets to ensure near real-time business continuity. Our data replication products and associated technologies allow an enterprise to capture snapshots of selected data or entire systems at user-defined intervals and include the ability to replicate data continuously as it is written or modified in real-time. These solutions allow our enterprise customers to recover data back to a specific millisecond in time to completely recover from operational data loss or corruption, including ransomware. As with our long-term data retention products, our business continuity driven data replication products are designed to leverage existing enterprise hardware and software investments, while seamlessly enabling the use of new cloud-based data storage technologies.

Our products are available and supported worldwide by a network of leading service providers, systems integrators, resellers, managed services providers, and OEMs.

INDUSTRY BACKGROUND

Enterprises of all sizes are increasingly challenged to securely archive, replicate, and make available their data assets. Their challenge is increased as business pressures to reduce cost and increase efficiency push the enterprise to adopt cloud-based technologies, which are critical to handling the growth in data and strategic uses of enterprise data.

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

Traditionally, enterprises have stored their long-term archives within physical tape libraries or on disc-based storage connected directly to internal servers. However, new distributed storage technologies, and hybrid and public cloud-based environments, such as AWS and Microsoft Azure, have created additional cost-effective and scalable options for archive storage. Movement to the cloud can be inhibited by many factors, but dealing with the complexity of the legacy environment, and the costs of data storage in the cloud are two areas where we provide differentiated capability built over many years of customer engagement and innovation. We believe for larger enterprise clients that this represents a significant portion of the available market.

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

OUR SOFTWARE PRODUCTS AND SUPPORTING TECHNOLOGY

FalconStor’s software products create investment protection, flexibility, and leverage of modern cloud-based technologies, through software-defined functionality that provides backup and long-term retention, and business continuity driven data replication. As a result, our enterprise clients are able to utilize the underlying storage hardware, media, or environment (on-premise or cloud) that best aligns with their strategic needs. Our customers utilize our products to protect data residing in physical, virtual, private-cloud, public-cloud, and multi-cloud environments, and give our them the freedom to optimize their data protection infrastructure and eliminate costly hardware-vendor, cloud, and form-factor lock-in.

Long-Term Data Retention and Recovery Products

FalconStor Virtual Tape Library (“VTL”) - FalconStor was an early innovator in Virtual Tape Library (“VTL”) technology, which allows enterprise customers to emulate and replace cumbersome legacy physical tape libraries for archive related data preservation, without being forced to replace their enterprise backup and archive software and associated processes.

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

FalconStor StorSafeTM (“StorSafe”) - Traditionally, enterprises have had limited choice and have been forced to store their archive data on physical tape or within storage arrays installed in an internal data center. Our newest and most innovative long-term archive data management software product, StorSafe, breaks these traditional storage limitations and enables enterprises to securely and cost effectively leverage a wide array of storage options, including ultra efficient and scalable cloud-based storage environments, such as AWS and Azure.

Launched in 2020, StorSafe, like our proven VTL solution, provides sophisticated physical tape emulation and seamless integration with an enterprise’s legacy backup and archive software and processes. In addition, StorSafe includes our advanced data deduplication technology. However, StorSafe takes long-term archive storage optimization to an entirely new and innovative level. By leveraging patent pending industry-standard Container technology to enable persistent long-term archive storage, our StorSafe solution dramatically improves archive data portability, accessibility, security, and integrity validation, especially as it relates to multi-cloud data storage leverage. As a result, a full spectrum of archive data storage options is made available to our enterprise customers to efficiently utilize essentially any storage environment, while confidently ensuring data security and efficient archive access.

We have designed StorSafe to significantly reduce long-term archive data storage and legal or regulatory mandated compliance costs and redefine long-term archive storage optimization and accessibility for the next decade.

Business Continuity Driven Data Replication Products

The FalconStor StorGuardTM (“StorGuard”) Suite includes the functionality of the following point solutions.

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

Provide a Bridge to Cloud-Based Data Storage, While Protecting Investments

As enterprise IT organizations look to modernize their long-term archive and business continuity related data replication, they are challenged by the cost, risk, and disruption upgrades and migrations can cause. Because FalconStor abstracts the data protection services from the physical storage infrastructure, additional capabilities can be added to legacy hardware, eliminating the need and cost to replace that hardware. This delivers discrete value in terms of lowering capital and operational costs, reduced risk and disruption, and significantly faster time to deployment. For IT organizations wishing to deploy new hardware or storage paradigms, including the utilization of private- or public-cloud based storage, such as AWS or Azure, our products enable the migration and on-going optimization of data storage to and on those new platforms, versus being forced to start with a new or “greenfield” deployment required by many of the latest hardware vendors. FalconStor offers these organizations a path forward with an approach that minimizes or eliminates risk and disruption to business processes and workflows while lowering both capital and operational costs.

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

Expanded Existing Product Offerings

We will continue to enhance our products to address the ever-changing market dynamics to ensure that FalconStor can be a leader in the data protection marketplace.

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

PRODUCT LICENSING

Historically, the majority of our software licenses have been sold on a per terabyte capacity basis and have included a perpetual right to use the licensed capacity. We now also offered our capacity-based licenses on a subscription or term-based model, which gives a customer the right to utilize the licensed terabyte capacity over a designated period of time. We expect revenue from subscription-based per terabyte licensing to increase over the next several years.

COMPETITION

Long-Term Data Retention and Recovery

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

We believe our enterprise customers also view the fact that our VTL and StorSafe products operate effectively with Windows, Linux, and IBM i operating system (OS) environments as a key differentiator. As a result, we execute specific go-to-market efforts to identify enterprise customers that have multiple OS environments in production.

Beyond the differentiation our VTL and StorSafe products provide related to existing infrastructure integration, we also believe the innovations we are delivering to improve backup and long-term retention dramatically, will serve as important competitive differentiators for FalconStor over the next several years. This belief is founded on the fact that our new innovations are designed to significantly improve archive data portability, security, and integrity validation. In addition, our new innovations are designed to allow our enterprise customers to seamlessly leverage multiple private- or public-clouds at one time to significantly reduce archive data storage costs.

Business Continuity Driven Data Replication

Competition within the business continuity driven data replication space is significant and includes products from Veeam, Rubrik, Cohesity, Commvault, Veritas, DellEMC, DataCore, and others. As a result, it is imperative that we carefully select the areas in which we will compete to ensure they are aligned with our key product differentiations. Accordingly, our two areas of focus within this space are on-premise storage virtualization and granular application-aware data replication snapshots that enable our enterprise customers to recover data back to a specific millisecond in time for near real-time recovery time objectives (RTO).

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. We currently have forth seven patents and pending patent applications. The Company has multiple registered trademarks - including “FalconStor Software”, “StorSight”, “StorSafe”, and “Intelligent Abstraction” - as well as pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the year ended December 31, 2020, we had two customers that accounted for 10% or more of total revenue. For the year ended December 31, 2019, we had two customers that accounted for 10% or more of total revenue.

As of December 31, 2020 and 2019, we had one customer who accounted for more than 10% of our gross accounts receivable balance, respectively.

EMPLOYEES

As of December 31, 2020, we had 44 full-time and part-time employees, consisting of 16 in research & development, 8 in sales & marketing, 15 in service, and 5 in general and administrative. We are not subject to any collective bargaining agreements and we believe that our employee relations are good.

INTERNET ADDRESS AND AVAILABILITY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Exchange Act (the "Exchange Act"), report filed during the year ended December 31, 2020.

RECENT DEVELOPMENTS

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it kept in place for the remainder of 2020. This plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 20 of these positions were reinstated by the fourth quarter of 2020. We believe the reduced expense level should enable FalconStor to remain profitable during 2021, even with a prolonged impact of COVID-19 well into 2021.

Item 1A.  Risk Factors

    We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth below.

Risks Related to Our Financial Condition

We have had limited liquidity as evidenced by our working capital deficiency of $4.5 million at December 31, 2020 and our future prospects are dependent on our ability to execute our business plan of which there can be no assurance.

    While we had net income for the year ended December 31, 2020, we have incurred operating losses in ten of the previous eleven years and negative cash flow from operations in eight of the previous eleven years.

    As of December 31, 2020, we had a working capital deficiency of $4.5 million, which is inclusive of current deferred revenue of $4.6 million, and a stockholders' deficit of $14.6 million. Our cash and cash equivalents at December 31, 2020 was $1.9 million, an increase of $0.4 million compared to December 31, 2019 and such amount at December 31, 2020 includes net proceeds that we received from our previously announced Amendment, which provided for the 2019 Term Loan.

The holders of our outstanding Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), the majority of which is held by Hale Capital Partners and affiliated entities ("HCP"), have a mandatory redemption right as of July 30, 2021 which as of December 31, 2020 would require the payment of approximately $12.9 million if the mandatory redemption right is exercised in full. In addition, as of December 31, 2020 we have outstanding indebtedness of approximately $3.5 million which matures on June 30,2021 pursuant to the terms of our Amended and Restated Term Loan Credit Agreement, dated as of February 23,2018, as amended December 27,2019 by and among FalconStor Software, Inc., HCP-FVA, LLC, EW Capital, LLC, the lenders party thereto and the other loan parties named therein (the “Amended and Restated Loan Agreement”).

    If the holders of the Series A Preferred Stock elect to exercise their rights to require the Company to redeem the Series A Preferred Stock on or prior to July 30, 2021 or we are unable to satisfy our obligations under our Amended and Restated Term Loan Credit Agreement, we will be unable to meet our operating cash needs. The Company intends to renegotiate with HCP, if necessary, and extend the maturity dates of the loan balances and the redemption date of the Series A Preferred Stock to at least April 1, 2022. The Company believes its current cash balances together with anticipated cash flows from operating activities, and its plans to extend the maturity of its borrowings and preferred stock will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were available to be issued.

    There is no assurance that we will be successful in receiving extensions of the maturity date of the Amended and Restated Loan Agreement and the mandatory redemption date of the Series A Preferred Stock or executing our business plan either through generating sufficient revenue or continuing to reduce operating costs. The failure to receive the extensions or otherwise execute our business plan would have a material adverse effect on our results of operations and or our ability to continue operations. In addition, to the extent that we continue to incur losses or want to expand our operations, we may need to seek additional financing. There can be no assurance that we will be able to obtain additional financing. Moreover, it is likely that the terms of the Amended and Restated Loan Agreement and Series A Preferred Stock will make it more difficult for us to obtain additional financing and any additional financing could be dilutive to our stockholders.

Our revenues decreased in 2020 compared to 2019. There is no guarantee that we will be able or to maintain, profitability.
     Despite generating $1.1 million in GAAP Net Income for the fiscal year ended December 31, 2020, our revenues decreased to $14.8 million for the year ended December 31, 2020, as compared with $16.5 million for the year ended December 31, 2019. If we are unable to stabilize or increase revenue, we will be unable to maintain profitability, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

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
The preparation of consolidated financial statements and related disclosure in accordance with generally accepted accounting principles requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 describes the significant accounting policies and estimates essential to preparing our financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions.
Risks Related to Our Business
Our future business, financial and operating results are substantially dependent on the market acceptance of our products.

    We have spent considerable resources, both financially and in our research and development efforts, developing VTL, StorSafe, CDP, and NSS. We currently do not have any other products in our pipeline with the same expectations that we had or which we believe have the same potential for market acceptance as VTL, StorSafe, CDP, and NSS. If (i) either VTL, StorSafe, CDP, and NSS do not gain additional market acceptance, (ii) sales of either VTL, StorSafe, CDP, and NSS do not increase, or (iii) the ongoing future feature/functionality sets of both products are delayed, our results may suffer and it could have a material adverse effect on our business, financial condition and operating results.

The effects of the COVID-19 pandemic have materially affected and will continue to materially affect how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

As a result of the COVID-19 pandemic, we temporarily closed our office locations, introduced remote working for many of our employees that remains in effect, and implemented certain travel restrictions, all of which has caused disruptions to how we operate our business. Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. Many of our customers are non-essential businesses within the meaning of applicable regulations that have been forced, in some jurisdictions, to temporarily suspend or greatly reduce operations resulting in a lay off or termination of workers, which has a direct impact on our revenue, as this results in a decrease in overall payroll spend by our customers. Additionally, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. The conditions caused by the COVID-19 pandemic have affected and may continue to affect the rate of IT spending and our customer's ability or willingness to attend our events or to purchase our offerings, our prospective customers' purchasing decisions, our ability to provide on-site consulting services to our customers and the provisioning of our offerings, and may lengthen payment terms, reduce the value or duration of our contracts, or affect attrition rates, all of which has and may continue to adversely affect our future sales, operating results and overall financial information.

The loss of any of our key personnel could harm our business.
Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. We do not have key person life insurance on any of our personnel. Worldwide competition for skilled employees in the network storage software industry is extremely intense. In particular, our success is dependent on our executive management team, including Todd Brooks, our Chief Executive Officer. If we are unable to retain existing employees or hire and integrate new employees, our business, financial condition and operating results could suffer.

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
If we are unable to develop new products that achieve acceptance in the data protection and the network storage software markets, our operating results may suffer.

The data protection and the network storage software markets continue to evolve and as a result there is continuing demand for new products. Accordingly, we may need to develop new products that address additional data protection or network storage software market segments and emerging technologies to remain competitive in the data storage software industry. We are uncertain whether we will successfully qualify new data protection or network storage software products with our customers by meeting customer performance and quality specifications. Any failure to address additional market segments could harm our business, financial condition and operating results.

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
Our products are highly technical and complex and are involved in storing and replicating mission-critical data for our end-customers. Our products may contain undetected defects and failures when they are first introduced or as new versions are released. We have in the past and may in the future discover software errors in new versions of our existing products, new products or product enhancements after their release or introduction, which could result in lost revenue. Despite testing by us and by current and potential end-customers, errors might not be found in new releases or products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Our products may have security vulnerabilities and be subject to intentional attacks by viruses that seek to take advantage of these bugs, errors or other weaknesses. If defects or failures occur in our products, a number of negative effects in our business could result, including:
•lost revenue or lost end-customers;
•increased costs, including warranty expense and costs associated with end-customer support;
•delays, cancellations, reductions or rescheduling of orders or shipments;
•product returns or discounts;
•diversion of management resources;
•legal claims for breach of contract, product liability, tort or breach of warranty; and
•damage to our reputation and brand.

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
Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, our strategic relationships with DSI, Fujitsu, Hitachi Data Systems, are intended to enhance their software stack in order to offer data movement and protection services on their platform. In addition, we work with global distributors to streamline and grow our sales channel. These relationships may not result in additional customers or enable us to generate significant revenue. These relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.

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
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:
•potential for broader market acceptance of their storage architectures and solutions;
•greater name recognition and longer operating histories;
•larger sales and marketing and customer support budgets and resources;
•broader distribution and established relationships with distribution partners and end-customers;
•the ability to bundle storage products with other technology products and services, or offer a broader range of storage solutions to better fit certain customers’ needs;
•lower labor and development costs;
•larger and more mature intellectual property portfolios;
•substantially greater financial, technical and other resources; and
•greater resources to make acquisitions.

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
Our previous results are not necessarily indicative of our future performance and our future quarterly results may fluctuate significantly. Our future performance will depend on many factors, including:
•fluctuations in the economy;
•the timing of securing software license contracts and the delivery of software and related revenue recognition;
•the seasonality of information technology, including network storage products, spending;

•the average unit selling price of our products;
•existing or new competitors introducing better products at competitive prices before we do;
•our ability to manage successfully the complex and difficult process of qualifying our products with our customers;
•new products or enhancements from us or our competitors;
•our ability to release new and innovative products;
•import or export restrictions on our proprietary technology; and
•personnel changes.

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
Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition or results of operations. For example, the U.S. dollar has weakened against the Japanese Yen by 5% from December 31, 2019 to December 31, 2020.
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
Our success is dependent upon our proprietary technology. We have 47 patents and patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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
Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention and might subject us to significant liability for damages or invalidate our intellectual property rights. Any potential intellectual property litigation against us could force us to take specific actions (any of which could have a material adverse effect on our business), including:

•cease selling our products that use the challenged intellectual property;
•obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or
•redesign those products that use infringing intellectual property or cease to use an infringing product or trademark.

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
Risks Related to Our Capitalization
Our redemption obligation under the Series A Preferred Stock and indebtedness could adversely affect our financial health.
Our redemption obligation and indebtedness could have important consequences to you. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions;
•make it more difficult for us to satisfy our other financial obligations;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds or increase our cost of borrowing.

In addition, the terms of the Amended and Restated Term Loan Credit Agreement contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests which could have a material adverse effect on our business, financial condition or prospects.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. As such, we may not be able to generate sufficient cash to service the Term Notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make payments on and to refinance the Amended and Restated Term Loan Agreement, to fund planned capital expenditures, maintain sufficient working capital and fund any redemption of the Series A Preferred Stock will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or future borrowings from other sources in an amount sufficient to enable us to service our obligations under the the Amended and Restated Term Loan Agreement, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance the Amended and Restated Term Loan Agreement, on or before the maturity thereof or seek a waiver of any redemption rights, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to refinance the Amended and Restated Term Loan Agreement, on commercially reasonable terms or at all, or that the terms of that indebtedness will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition, and our ability to make any required cash payments under the Term Notes or fund any redemption of the Series A Preferred Stock. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any future credit facility may be secured by a priority lien on substantially all of our assets. As such, our ability to refinance the Term Notes or seek additional financing could be impaired as a result of such security interest.
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
We have outstanding options to purchase 9,780 shares of our common stock, an aggregate of 1,386,213 outstanding unvested restricted shares and outstanding Series A Preferred Stock convertible into 87,815 shares of our common stock. Over the next several years a significant number of shares of common stock are potentially issuable as dividends with respect to the Series A Preferred Stock (including 4,354 share of common stock reserved for issuance related to the accrued dividend as of December 31, 2020).
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
If the Small Business Administration does not grant forgiveness of our loan under the Paycheck Protection Program, our business operations and cash flow likely will be adversely affected, and we may be limited in our ability to grow our operations until the unforgiven portion of this loan is repaid.

On April 28, 2020, we received a loan in the aggregate principal amount of $754,000 (the “PPP Loan”) from Peapack-Gladstone Bank pursuant to the Paycheck Protection Program under Title 1 of the Coronavirus Aid, Relief and Economic Security Act .The PPP Loan bears interest at a fixed rate of 1.00% per annum and matures on April 28, 2022.

Under the terms of the Paycheck Protection Program, the principal balance and interest due under the promissory note will be forgiven if we meet certain conditions related to the use of the loan proceeds. While we expect that the entire loan will be materially forgiven, we cannot be certain that the Small Business Administration will grant forgiveness of our entire loan. If we do not receive forgiveness of our entire loan, we will be obligated to start making payments on the portion of the principal and interest that is not forgiven so that it will be fully repaid no later than April 28, 2022, unless we are able to negotiate new payment terms with Peapack-Gladstone Bank. Amendments to the terms of our PPP Loan are subject to the consent of our senior lender. We do not expect to have a decision from the SBA regarding the forgiveness of the PPP Loan until sometime in the first or second quarter of 2021.

To the extent we have unforgiven debt, the monthly principal and interest payments on the unforgiven debt may negatively affect our ability to grow our operations, service other indebtedness, including the indebtedness under our Amended and Restated Credit Agreement or our redemption obligations for the Series A Preferred Stock.

There may be a limited public market for our securities; we presently fail to qualify for listing on any national securities exchanges.
Trading in our common stock is conducted in the over-the-counter market. In addition, we currently fail to qualify for listing on either the NASDAQ Capital Market or the NYSE American. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock, and our common stock may be less attractive for margin loans, for investment by larger financial institutions, as consideration in possible future acquisition transactions or other purposes.
Our stock price may be volatile.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended December 31, 2020, the closing market price of our common stock as quoted on the OTC MKTS fluctuated between $1.95 and $8.30 and recently the closing trading price has been $6.00. The market price of our common stock may be significantly affected by the following factors:
•actual or anticipated fluctuations in our operating results, including changes in the timing of when we recognize revenue;
•failure to meet financial estimates;
•changes in market valuations of other technology companies, particularly those in the network storage software market;
•the announcement of any strategic alternatives;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, strategic alternatives, joint ventures or capital commitments;
•loss of one or more key customers;
•the conversion or exercise into common stock of stock options, the vesting of restricted stock and the anticipated grant of equity to employees;
•the issuance of additional shares of the Series A Preferred Stock pursuant to dividend rights; and
•departures of key personnel.

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
Our agreements with the holders of the Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. As of December 31, 2020, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $4.4 million. While the Term Loans are outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock. If in the future we pay cash dividends on the Series A Preferred Stock, it will reduce the cash that we have available to invest in our business. There can be no assurance that we will have enough cash to pay future dividends in cash. If future dividends are paid in kind, it will dilute the holdings of all other stockholders.
The potential concentration of equity ownership by Hale Capital and ESW Capital LLC may limit your ability to influence corporate matters.
Hale Capital currently owns approximately 61.5% of our outstanding common stock and ESW currently owns approximately 22.2% of our outstanding common stock. In addition, the beneficial ownership of Hale Capital and ESW Capital LLC is higher when calculated in accordance with Section 13(d) of the Exchange Act due to their ownership of derivative securities. In addition, Hale Capital and ESW have additional rights through their ownership of Series A Preferred Stock and their holdings of Company debt.
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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s headquarters are located in an approximately 3,711 square foot facility in Austin, Texas.  Offices are also leased for development, support, and sales and marketing personnel, which total an aggregate of approximately 68,496 square feet in Melville, N.Y.; Munich, Germany; and Taichung, Taiwan. Initial lease terms range from one to two years.

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
Holders

We had approximately 46 holders of record of common stock as of February 28, 2021. This does not reflect persons or entities that hold common stock in nominee or “street” name through various brokerage firms.

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

Holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. As of December 31, 2020, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $4.4 million. While the Term Loans are outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and restricted stock (1)	Weighted-average exercise price of outstanding options and restricted stock (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,395,993	$0.80	1,421,240

(1)As of December 31, 2020 we had 1,421,240 shares of our common stock reserved for issuance under our stock plans with respect to outstanding options and restricted stock that have not been granted. See Note (10) Share-Based Payment Arrangements to our consolidated financial statements for further information.

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

OVERVIEW

FalconStor is a data protection leader that enables enterprises to modernize their data backup and archival operations across sites and public clouds, delivering increased data security and providing the fastest recovery from a ransomware attack while driving down costs by up to 95 percent. A proven technology leader with 47 patents and patent applications, FalconStor has over an exabyte of data under management and is trusted by more than 600 enterprise customers and an ecosystem of managed service providers and resellers worldwide.

Our products are utilized by enterprises and managed service providers across the globe and address two key areas of enterprise data protection; long-term data retention and recovery, and business continuity driven data replication. Our innovative integration with modern cloud-based data storage environments, such as AWS and Microsoft Azure, enables our customers to significantly reduce costs, and improve the portability, security, and accessibility of their enterprise data. This accessibility is key in our modern world, where data is not only protected, but also intelligently leveraged to facilitate learning, improve product design, and drive competitive advantage. Our products are software-defined, which means that our technology allows our solutions to be hardware, cloud, and source-data agnostic, giving our customers maximum leverage of existing hardware and software investments.

In 2020, we focused our go to market efforts on long-term data retention and recovery data protection segment, building on the momentum we generated in 2019 and increasing profitability. We increased our go-to-market investment within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia, and we released StorSafe, the next generation of our Virtual Tape Library (“VTL”) product family built for the cloud, while carefully managing operating expenses.

During 2020, we delivered 26% year-over-year new customer bookings growth despite the economic turmoil caused by the global COVID-19 pandemic. While uncertainties continue to exist as a result of COVID-19, we have seen our customers and prospects continue to invest in the business critical area of data production in which we sell our solutions.

GAAP revenue decreased by $1.8 million during the year, compared to 2019. However, the proactive expense management plan we implemented at the end of Q1, allowed us to deliver $1.1 million of net income in the quarter, compared to a net loss of $1.8 million in 2019. Our significantly improved profitability has allowed us to make additional targeted investments, primarily related to Sales, R&D, and Support personnel, while maintaining a profitable expense base.

During 2020, our strategy was to continue focus within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia. As result of this strategy, we delivered:

•26% increase in new customer bookings year-over-year across all product lines,
•A reduction in our commercial exposure in China to less than 3% of total sales.

During 2020, we continued to deliver innovation and enhance each of our products. Our StorSafe solution is a vital backup long-term archive retention tool in enterprise IT departments’ data protection arsenal. It enables them to modernize their backup and archive environments, leverage efficient hybrid- and public-cloud storage environments, such as those provided by AWS and Microsoft Azure, save operational costs, and improve restore performance for rapid remote disaster recovery.

Through StorSafe, we are making significant progress expanding our technology to deliver an enterprise-class, highly flexible backup and archive data storage optimization solution.

By leveraging patent pending industry-standard container technology to enable persistent long-term archive storage, StorSafe not only retains the data reduction delivered as it exports data to lower cost on premise repositories and industry leading cloud providers like AWS, Microsoft Azure and IBM but also enables archive data portability, accessibility, security, and integrity validation. As a result, a full spectrum of archive data storage options will be made available to our enterprise customers to efficiently utilize essentially any storage environment, while confidently ensuring data security and efficient archive access.

Beyond our long-term archive retention and reinstatement products, our NSS and CDP business continuity driven data replication products give our customers the ability to move workloads to the right destination, on-premise or in the cloud, with advanced insight. These products are designed for organizations with complex, heterogeneous IT environments and the full spectrum of data management use cases, including but not limited to large enterprises, universities, health care entities and governmental institutions. These products are modern, comprehensive and easy-to-use software solutions that enable IT professionals to have complete insight into and control over their organization’s data. Data is an organization’s most precious resource which, if managed and protected properly, can help an enterprise unlock competitive advantage, whether by gaining a better understanding of customers, uncovering ways to improve operations and reduce costs, or inventing new products, services and business models.

To provide for greater ease of use for all our products, we also made significant enhancements to our central data management console, now called StorSightTM, to interface with each of our products to provide a holistic view of an enterprise’s entire data protection environment - whether legacy data centers, hyper-converged infrastructure, cloud and/or hybrids.

FalconStor continues to focus on enterprise customers, managed service providers, and OEM partners. These markets offer the most significant opportunity and are best suited to realize the value of FalconStor products, and provide an efficient and effective access to broad, worldwide markets. Most of our revenue comes from sales to enterprise customers through resellers. As service providers to companies, resellers’ reputations are dependent on satisfying their customers’ needs efficiently and effectively. Resellers have wide choices in fulfilling their customers’ needs. If resellers determine that a product they have been providing to their customers is not functioning as promised, or is not providing adequate return on investment, or if the customers are not satisfied with the level of support they are receiving from the suppliers, the resellers will move quickly to offer different solutions to their customers. Additional sales by resellers are therefore an important indicator of our business prospects.

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

Historically, the majority of our software licenses have been sold on a capacity basis and have included a perpetual right to use the licensed capacity. Now, we also offer our capacity-based licenses on a subscription or term-based model, which gives a customer the right to utilize the licensed terabyte capacity over a designated period of time. We expect revenue from subscription-based capacity licensing to increase over the next several years.

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

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2019

For the year ended December 31, 2020, we recognized $14.8 million in revenue, as compared to $16.5 million during the prior year period. While revenue benefited from a 26% increase in new customer bookings, this benefit was offset by an overall decline in support and services revenue, and revenue from China in 2020.

Total cost of revenue for the year ended December 31, 2020 decreased 37% to $1.8 million for the year ended December 31, 2020, compared with $2.9 million for the year ended December 31, 2019. Total gross profit decreased $0.7 million, or 5%, to $12.9 million for the current year, compared with $13.6 million for 2019. Total gross margin increased to 88% for the current year, compared with 82% for 2019. The increase in our total gross margin percentage was primarily due to product mix, and as a result of an intentional shift away from selling hardware, which yields significantly lower profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Overall, our total operating expenses decreased 22.1% from $14.3 million for the year ended December 31, 2019 to $11.1 million for the year ended December 31, 2020. This decrease was primarily attributable to our tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs, global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.
Our net income for the year ended December 31, 2020 was $1.1 million, compared with a net loss of $1.8 million for the previous year.

Net loss attributable to common stockholders, which includes the effects of the Series A Preferred Stock dividends (including accrued dividends) and accretion, was $0.5 million for the year ended December 31, 2020, compared with a net loss of $3.3 million for the year ended December 31, 2019.

We ended the year with $1.9 million of cash and cash equivalents, compared to $1.5 million at December 31, 2019 and deferred revenue of $6.4 million as of December 31, 2020, compared with $7.4 million as of December 31, 2019.

Revenue

	Year ended December 31,
	2020	2019
Revenue:
Product revenue	$7,097,695	$6,767,595
Support and services revenue	7,670,998	9,775,976
Total Revenue	$14,768,693	$16,543,571
Year-over-year percentage change
Product revenue	5%	17%
Support and services revenue	(22)%	(19)%
Total percentage change	(11)%	(7)%

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

Product revenue increased 5% from $6.8 million for the year ended December 31, 2019 to $7.1 million for the year ended December 31, 2020. Product revenue represented 48% and 41% of our total revenue for the years ended December 31, 2020 and 2019, respectively.

We continue to invest in our product portfolio by refreshing and updating our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Revenues associated with professional and engineering services are recognized at a point in time upon customer acceptance. Support and services revenue decreased 22% from $9.8 million for the year ended December 31, 2019 to $7.7 million for the year ended December 31, 2020. The decrease in support and services revenue was attributable to a decreases in both maintenance and technical support services revenue and professional services revenue from legacy contracts which have termed.

Maintenance and technical support services revenue decreased from $9.4 million for the year ended December 31, 2019 to $7.5 million for the year ended 2020. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue over the previous year reflects a decline in maintenance renewals revenue as a result of customer conversion to subscription contracts and customer attrition.

Professional services revenue decreased from $0.4 million for the year ended December 31, 2019 to $0.2 million for the year ended December 31, 2020. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of revenue

	Year ended December 31,
	2020	2019
Cost of revenue:
Product	$297,555	$721,122
Support and service	1,529,923	2,191,865
Total cost of revenue	$1,827,478	$2,912,987
Total Gross Profit	$12,941,215	$13,630,584
Gross Margin:
Product	96%	89%
Support and service	80%	78%
Total gross margin	88%	82%

Cost of revenue, gross profit and gross margin

Cost of product revenue consists primarily of personnel costs and amortization of capitalized software costs. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training.

Cost of product revenue for the year ended December 31, 2020 decreased $0.4 million, or 59%, to $0.3 million, compared with $0.7 million for the same period in 2019. Product gross margin increased to 96% for the year ended December 31, 2020, compared with 89% for the same period in 2019. The decrease in cost of product revenue and increase in product gross margin for the current year was primarily due to an intentional shift away from hardware sales in the current period, compared to the prior year period. Our cost of support and service revenue for the year ended December 31, 2020 decreased $0.7 million, or 30%, to $1.5 million, compared with $2.2 million for the same period in 2019. Support and service gross margin increased to 80% for the year ended December 31, 2020 from 78% for the same period in 2019. The increase in support and service gross margin, as compared to the previous year, was primarily attributable to an increase in maintenance and support services revenue that was greater in proportion to the increase in costs, year over year.

Total gross profit decreased $0.7 million, or 5%, from $13.6 million for the year ended December 31, 2019, to $12.9 million for the year ended December 31, 2020. Total gross margin increased to 88% for the year ended December 31, 2020, compared with 82% for the year ended December 31, 2019. The increase in our total gross margin was primarily due to product mix, as a result of an intentional shift away from selling hardware, which yields significantly lower profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing.  Research and development costs decreased $0.7 million, or 23%, to $2.5 million for the year ended December 31, 2020, from $3.2 million in 2019. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $0.3 million, or 6%, to $4.6 million for the year ended December 31, 2020, from $4.3 million for the year ended December 31, 2019. The increase in selling and marketing expenses was primarily attributable to increased investments made in the Americas and EMEA.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative expenses decreased $2.6 million, or 46%, to $3.0 million for the year ended December 31, 2020, from $5.6 million for the year ended December 31, 2019. The decrease in general and administrative expenses was due primarily to positions eliminated and facilities closed as part of the Company's restructuring plans. For further information, refer to Note (14) Restructuring Costs, to our consolidated financial statements.

Restructuring costs

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of the Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the years ended December 31, 2020 and 2019, the Company incurred lease disposal-related costs for this property of $1.0 million and $0.9 million, respectively. As of December 31, 2019, $0.1 million of the Company's remaining accrued lease disposal cost has been recorded as a component of operating lease liabilities.

During the three months ended September 30, 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"), implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the three months ended ended March 31, 2020, the Company incurred $0.1 million in severance expense as a result of this action. The 2019 Plan was substantially completed by March 31, 2020.

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is kept in place for the remainder of 2020 (the "2020 Plan"). The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company furloughed 21 positions worldwide, and 20 of these positions were reinstated by the fourth quarter of 2020. As a result, in part from the reduced expense level, FalconStor was able to generate net income for the year ended December 31, 2020.

Restructuring expense decreased $0.1 million for the year ended December 31, 2020 to $1.0 million, compared to a $1.1 million restructuring charge in the prior year period. For further information, refer to Note (14) Restructuring Costs, to our consolidated financial statements.

Interest and Other Expense

Interest and other expense increased $0.1 million for the year ended December 31, 2020 to $0.7 million, compared to $0.6 million for the year ended December 31, 2019. Interest and other expense is comprised of interest expense on our term loan, foreign currency gains and losses and the change in fair value our embedded derivatives.

Income Taxes

    For the year ended December 31, 2020, we recorded an income tax benefit of $14,319, consisting of federal, state and local and foreign taxes. Our effective tax rate for the year ended December 31, 2020 was (1.3)%.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash, cash equivalents generated from operating, investing and financing activities. Our cash and cash equivalents balance as of December 31, 2020 totaled $1.9 million, compared with $1.5 million as of December 31, 2019.

On December 27, 2019, the Company entered into an amendment to the Amended and Restated Term Loan Agreement. Such an amendment was by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA, as administrative agent for the Lenders party thereto, ESW, as co-agent, and the Lenders, and provides for, among other things, a new $2,500,000 term loan facility to the Company. The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan which required a fixed amount of interest on such advance equal to 15% of the principal amount advanced. Pursuant to the Amendment, we were required to repay such $1,000,000 advance by September 27, 2020 (as may be extended pursuant to the terms of Amendment). On September 27, 2020, the Company paid the 2019 Term Loan in full.

The Amended and Restated Term Loan Credit Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million to maintain liquidity at least at $300,000 until the 2019 Term Loan is repaid, other financial covenants relating to In-Force annual contract value. The Amended and Restated Term Loan Credit Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Amended Restated Term Loan Credit Agreement, HCP-FVA, an affiliate of Hale Capital  may (and upon the written request of lenders holding in excess of 50% of the Term Loans, which must include HCP-FVA, is required to) accelerate payment of all obligations under the Amended and Restated Term Loan Credit Agreement, and seek other available remedies.

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

Hale Capital Partners and affiliated entities (“HCP”) has agreed if necessary to renegotiate or extend the maturity date of the Company’s outstanding debt under Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement dated December 27, 2019 by and among FalconStor Software, Inc., HCP-FVA, EW Capital, LLC and the other lender parties thereto (the “Loan Agreement”) so that the maturity date of the outstanding promissory notes issued pursuant to the Loan Agreement is extended from June 30, 2021 to April 1, 2022. Similarly, HCP has agreed if necessary to extend the mandatory redemption date of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) from July 31,2021 to at least April 1, 2022. Other than the extension, it is the intention of HCP and the Company that the terms of the Loan Agreement and the Preferred Stock would have substantially similar terms as are currently in effect.

As described in Part II, Item 8, Note (7) "Notes Payable and Stock Warrants", to help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, the Company entered into a loan with Peapack-Gladstone Bank on April 28, 2020 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act. The Loan has an aggregate principal amount of $754,000. Subject to the terms and limitations of the PPP, the Loan may be forgiven in whole or in part. Our intent is that the entire loan amount will be used to fund our payroll, rent and utilities.

Liquidity
    As of December 31, 2020, we had a working capital deficiency of $4.5 million, which is inclusive of current deferred revenue of $4.6 million, and a stockholders' deficit of $14.6 million. Our cash and cash equivalents at December 31, 2020 was $1.9 million, an increase of $0.4 million as compared to December 31, 2019. On April 28, 2020, the Company entered into a loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000 (the "Loan"), pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
In the third quarter of 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"). In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. As of December 31, 2020, the 2019 Plan is considered to be completed.
On December 27, 2019, the Company entered into Amendment No. 1 to Amended and Restated Term Loan Credit Agreement (the “Amendment”), by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA, LLC (“HCP-FVA”) as administrative agent for the lenders party thereto (the “Lenders”), ESW Capital, LLC (“ESW”), as co-agent, and the Lenders, to provide for, among other things, a new $2,500,000 term loan facility to the Company with an interest rate of 15% (the “2019 Term Loan”). The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan which required a fixed amount of interest on such advance equal to 15% of the principal amount advanced. The Company paid the 2019 Term Loan in full on September 27, 2020.
Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020 (the "2020 Plan"), that it kept in place for the remainder of 2020. This plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. The 2020 Plan was completed on December 31, 2020.
Based on its projected cash flows from operations, commitments from HCP, ongoing financing activities, cost cutting measures in place and existing cash on hand, the Company is projecting to have sufficient liquidity and to be cash flow positive through March 10, 2022.

Cash Flow Analysis

Cash flow information is as follows:

	Years Ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	$706,063	$(1,899,877)
Investing activities	(29,076)	(142,864)
Financing activities	(246,000)	455,286
Effect of exchange rate changes	14,503	2,944
Net increase (decrease) in cash and cash equivalents	$445,490	$(1,584,511)

Net cash provided by operating activities totaled $0.7 million for the year ended December 31, 2020 compared with $1.9 million of net cash used in operating activities in the prior year period. The changes in net cash provided by and used by operating activities for each of the years ended December 31, 2020 and 2019, were primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, and other accrued expenses.

Net cash used in investing activities totaled $0.0 million for the year ended December 31, 2020, compared with net cash used in investing activities of $0.1 million for the prior year period. Included in investing activities for the years ended December 31, 2020 and 2019 are purchases of property and equipment, intangible assets and cash received from security deposits.

Net cash used in financing activities totaled $0.2 million for the year ended December 31, 2020, compared with net cash provided by financing activities of $0.5 million for the prior year period. Included in financing activities for the year ended December 31, 2020 are $0.8 million in proceeds from the PPP loan and the $1.0 million payoff of the term loan. Included in financing activities for the year ended December 31, 2019 are $0.9 million in proceeds from the issuance of our 2019 Term Loan in December 2019 and the partial repayment of $$0.5 million of principal under our Term Loan in January 2019.

Contractual Obligations

As of December 31, 2020, our significant commitments related to (i) the Amended and Restated Term Loan Credit Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

    The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2020 (at such date, the holders of the Series A Preferred Stock had not exercised their redemption rights):

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2021	659,754	3,510,679	70,214	—	—	—
2022	—	754,000	—	—	—	—
Other (b)	—	—	—	513,027	9,000,000	4,906,673
Total contractual obligations	$659,754	$4,264,679	$70,214	$513,027	$9,000,000	$4,906,673
Sublease income	(530,447)	—	—	—	—	—
Net contractual obligations	$129,307	$4,264,679	$70,214	$513,027	$9,000,000	$4,906,673

(a) See Note (7) Notes Payable and Stock Warrants to our consolidated financial statements for further information.

(b) Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements.

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

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded an expense of $0.0 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. These amounts are included within our consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenue and our general and administrative expenses.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. We have used the Monte Carlo simulation model to compute the estimated fair value of share-based compensation expense for awards with a market condition. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The Monte Carlo simulation model includes assumptions regarding expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2020 and 2019 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of both December 31, 2020 and 2019, we had $4.2 million of goodwill. As of both December 31, 2020 and 2019, we had $0.1 million (net of accumulated amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually on December 31st and more often if a trigger event occurs. In accordance with FASB Accounting Standards Codification ("ASC") 350, "Goodwill and Other" ("ASC 350") our goodwill impairment test includes only one step, which is a comparison of the carrying value of our one reporting unit to its fair value. Pursuant to ASC 350, any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. At December 31, 2020 and 2019, the fair value of the Company's single reporting unit for purposes of its goodwill impairment test exceeded it carrying value and thus the Company determined there was no impairment of goodwill.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of December 31, 2020 and 2019, we had $0.0 million and $0.0 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenue from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenue related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenue could impact the recovery of our capitalized software development costs.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2020 and 2019, approximately 64%, and 74%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and the Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2020, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.9 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
FalconStor Software, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue from Contracts with Customers - Identification of Distinct Performance Obligations and Estimate of Standalone Selling Price

As described in Note 1 to the consolidated financial statements, the Company derives its revenue from sales of its products, support and services. Product revenue consists of the Company’s software integrated with industry standard hardware and sold as complete turn-key integrated solutions, as stand-alone software applications or sold on a subscription or consumption basis. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. For products and services aside from maintenance and support, the Company estimates SSP by adjusting the list price by historical discount percentages. SSP for software and hardware maintenance and support fees is based on the stated percentages of the fees charged for the respective products.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically related to management’s identification of distinct performance obligations and their estimate of standalone selling price, is a critical audit matter are that there was significant judgment by management in both the identification of distinct performance obligations, specifically the determination that the on-premises software is determined to be a distinct performance obligation from support, and in estimating the standalone selling price using market pricing conditions and other observable inputs, such as historical pricing practices, for each distinct performance obligation. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s identification of distinct performance obligations within contracts with customers and the judgments made by management used to estimate the standalone selling price used to allocate the transaction price to the distinct performance obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating the Company’s revenue recognition accounting policy; (ii) testing management’s identification of distinct performance obligations in its contracts with customers; (iii) testing management’s process for estimating standalone selling price which included testing the completeness and accuracy of input data used and evaluating the reasonableness of significant assumptions used by management, principally market and pricing conditions and other observable inputs such as historical pricing practices; and (iv) evaluation of the accuracy of management’s allocation of transaction price to the performance obligations contained within a sample of contracts with customers.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Costa Mesa, CA
March 10, 2021

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,920,656	$1,475,166
Accounts receivable, net of allowances	2,836,571	3,406,550
Prepaid expenses and other current assets	1,837,596	2,252,372
Inventory	15,275	30,014
Contract assets	254,483	749,515
Total current assets	6,864,581	7,913,617
Property and equipment, net of accumulated depreciation and amortization	197,020	369,273
Operating lease right-of-use assets, net	536,272	1,842,254
Deferred tax assets	330,552	258,841
Software development costs, net	19,278	27,012
Other assets	863,964	829,335
Goodwill	4,150,339	4,150,339
Other intangible assets, net	100,134	57,718
Long-term contract assets	343,934	327,757
Total assets	$13,406,074	$15,776,146
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$453,791	$1,302,290
Accrued expenses	2,293,765	2,533,824
Current portion of operating lease liabilities	665,074	1,655,522
Short-term loan, net of debt issuance costs and discounts	3,320,863	947,501
Deferred revenue, net	4,603,270	5,270,190
Total current liabilities	11,336,763	11,709,327
Other long-term liabilities	703,889	745,254
Notes payable, net of debt issuance costs and discounts	754,000	2,906,133
Operating lease liabilities, less current portion	—	624,859
Deferred tax liabilities	513,027	432,520
Deferred revenue	1,765,859	2,085,080
Total liabilities	15,073,538	18,503,173
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $13,346,577 and $12,262,685, respectively	12,940,722	11,304,279
Stockholders' equity:
Common stock - $0.001 par value, 30,000,000 shares authorized, 5,949,463 and 5,918,733 shares issued and outstanding, respectively	5,949	5,919
Additional paid-in capital	110,107,170	111,727,888
Accumulated deficit	(122,733,344)	(123,871,853)
Accumulated other comprehensive loss, net	(1,987,961)	(1,893,260)
Total stockholders' deficit	(14,608,186)	(14,031,306)
Total liabilities and stockholders' deficit	$13,406,074	$15,776,146

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenue:
Product revenue	$7,097,695	$6,767,595
Support and services revenue	7,670,998	9,775,976
Total revenue	14,768,693	16,543,571
Cost of revenue:
Product	297,555	721,122
Support and service	1,529,923	2,191,865
Total cost of revenue	1,827,478	2,912,987
Gross profit	12,941,215	13,630,584
Operating expenses:
Research and development costs	2,467,783	3,208,921
Selling and marketing	4,601,228	4,337,054
General and administrative	3,022,350	5,635,273
Restructuring costs	1,032,826	1,104,318
Total operating expenses	11,124,187	14,285,566
Operating income (loss)	1,817,028	(654,982)
Interest and other expense	(692,838)	(604,647)
Income (loss) before income taxes	1,124,190	(1,259,629)
Income tax expense (benefit)	(14,319)	492,325
Net income (loss)	$1,138,509	$(1,751,954)
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,083,892	1,157,762
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	552,551	389,811
Net income (loss) attributable to common stockholders	$(497,934)	$(3,299,527)
Basic net income (loss) per share attributable to common stockholders	$(0.08)	$(0.56)
Diluted net income (loss) per share attributable to common stockholders	$(0.08)	$(0.56)
Weighted average basic shares outstanding	5,920,517	5,900,621
Weighted average diluted shares outstanding	5,920,517	5,900,621

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020	2019
Net income (loss)	$1,138,509	$(1,751,954)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	(68,854)	(4,921)
Net minimum pension liability	(25,847)	6,763
Total other comprehensive income (loss), net of applicable taxes	(94,701)	1,842
Total comprehensive income (loss)	$1,043,808	$(1,750,112)
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,083,892	1,157,762
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	552,551	389,811
Total comprehensive income (loss) attributable to common stockholders	$(592,635)	$(3,297,685)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at December 31, 2018	5,872,552	$5,873	$113,243,227	$(122,119,899)	$(1,895,102)	$(10,765,901)
Net income (loss)				(1,751,954)		(1,751,954)
Restricted stock issued	31,000	31	(31)			—
Warrants exercised	15,181	15	(15)			—
Share-based compensation			32,280			32,280
Accretion of Series A redeemable convertible preferred stock			(389,811)			(389,811)
Dividends on Series A redeemable convertible preferred stock			(1,157,762)			(1,157,762)
Foreign currency translation					(4,921)	(4,921)
Net minimum pension liability					6,763	6,763
Balance at December 31, 2019	5,918,733	$5,919	$111,727,888	$(123,871,853)	$(1,893,260)	$(14,031,306)
Net income (loss)				1,138,509		1,138,509
Restricted stock issued	30,730	30	(30)			—
Share-based compensation			15,755			15,755
Accretion of Series A redeemable convertible preferred stock			(552,551)			(552,551)
Dividends on Series A redeemable convertible preferred stock			(1,083,892)			(1,083,892)
Foreign currency translation					(68,854)	(68,854)
Net minimum pension liability					(25,847)	(25,847)
Balance at December 31, 2020	5,949,463	$5,949	$110,107,170	$(122,733,344)	$(1,987,961)	$(14,608,186)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,138,509	$(1,751,954)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	224,518	399,798
Share-based payment compensation	15,755	32,280
Provision for returns and doubtful accounts	4,464	148,624
Amortization of debt discount on notes payable	467,229	273,521
Amortization of right of use assets	1,305,982	1,049,479
Deferred income tax provision	8,820	412,445
Changes in operating assets and liabilities:
Accounts receivable	577,259	54,857
Prepaid expenses and other current assets	353,689	(337,712)
Contract assets	478,855	76,549
Inventory	15,889	(14,305)
Other assets	(389)	1,403
Accounts payable	(911,352)	730,324
Accrued expenses and other long-term liabilities	(339,399)	(413,998)
Deferred revenue	(1,018,459)	(1,238,212)
Operating lease liabilities	(1,615,307)	(1,322,976)
Net cash provided by (used in) operating activities	706,063	(1,899,877)
Cash flows from investing activities:
Purchases of property and equipment	—	(171,680)
Security deposits	51,734	84,678
Purchase of intangible assets	(80,810)	(55,862)
Net cash provided by (used in) investing activities	(29,076)	(142,864)
Cash flows from financing activities:
Proceeds from issuance of short-term debt, net of issuance costs	—	944,607
Proceeds from issuance PPP Loan	754,000	—
Payments of long term-debt	(1,000,000)	(489,321)
Net cash provided by (used in) financing activities	(246,000)	455,286
Effect of exchange rate changes on cash and cash equivalents	14,503	2,944
Net increase (decrease) in cash and cash equivalents	445,490	(1,584,511)
Cash and cash equivalents, beginning of year	1,475,166	3,059,677
Cash and cash equivalents, end of year	$1,920,656	$1,475,166
Supplemental Disclosures:
Cash paid for interest	$291,821	$237,176
Cash paid for income taxes, net	$—	$—
Non-cash financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$1,083,892	$1,157,762
Accretion of Series A redeemable convertible preferred stock	$552,551	$389,811

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020

(1)  Summary of Significant Accounting Policies

(a)The Company and Nature of Operations

    FalconStor Software, Inc., a Delaware corporation (the "Company" or "FalconStor"), is a leading storage software company offering a converged data services software platform that is hardware agnostic. The Company develops and sells data migration, business continuity, disaster recovery, optimized backup and de-duplication solutions and provides the related maintenance, implementation and engineering services.

(b)Liquidity
    As of December 31, 2020, we had a working capital deficiency of $4.5 million, which is inclusive of current deferred revenue of $4.6 million, and a stockholders' deficit of $14.6 million. During the year ended December 31, 2020, while we had net income of $1.1 million and positive cash flow from operations of $0.7 million. Our cash and cash equivalents at December 31, 2020 was $1.9 million, an increase of $0.4 million as compared to December 31, 2019. On April 28, 2020, the Company entered into a loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000 (the "Loan"), pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
The Company’s principal sources of liquidity at December 31, 2020 consisted of cash and future cash anticipated to be generated from operations. The Company generated positive net income and cash flows from operations during the year ended December 31, 2020. Although the Company reported negative working capital as of December 31, 2020, it was primarily due to notes payable and deferred revenue. The Company’s loan agreement with Hale Capital Partners and affiliated entities (“HCP”) mature in June 2021 and the Series A Convertible Preferred Stock, also held by HCP, is subject to redemption in July 2021. The Company intends to renegotiate with HCP, if necessary, and extend the maturity dates of the loan balances and the redemption date of the Series A Preferred Stock to at least April 1, 2022. The Company believes its current cash balances together with anticipated cash flows from operating activities, and its plans to extend the maturity of its borrowings and preferred stock will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were available to be issued.

(c)Impact of the COVID-19 Pandemic
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
Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2021 operating plans. The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the

COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur.

(d)Principles of Consolidation

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

(f)Fair Value of Financial Instruments

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

As of December 31, 2020 and 2019, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of these instruments. See Note (3) Fair Value Measurements for additional information.

(g)Derivative Financial Instruments

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

(h)Revenue from Contracts with Customers and Associated Balances

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

    As of December 31, 2020 and 2019, accounts receivable, net of allowance for doubtful accounts, was $2.8 million and $3.4 million, respectively. Our allowance for doubtful accounts on accounts receivable was $0.2 million as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, short and long-term contract assets, net of allowance for doubtful accounts, was $0.6 million and $1.1 million, respectively. Our allowance for doubtful accounts on contract assets as of December 31, 2020 was nil.

    The allowances for doubtful accounts reflect the Company’s best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. The Company determines the allowances based on known troubled accounts, historical experience, and other currently available evidence. Write-offs in the accounts receivable and contract assets allowance accounts during the years ended December 31, 2020 and 2019 were $0.1 million and $0.0 million, respectively.

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

    Changes in deferred revenue were as follows:

Twelve Months Ended December 31, 2020
Balance at December 31, 2019	$7,355,270
Deferral of revenue	13,773,421
Recognition of revenue	(14,768,693)
Change in reserves	9,131
Balance at December 31, 2020	$6,369,129

    Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $6.4 million as of December 31, 2020, of which the Company expects to recognize approximately 72.3% of the revenue over the next 12 months and the remainder thereafter.

    Approximately $2.1 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of December 31, 2020. We expected to recognize revenue on approximately 36% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

(i)Leases

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

Right of Use Assets and Liabilities

    We have various operating leases for office facilities that expire through 2021. Below is a summary of our right of use assets and liabilities as of December 31, 2020.

Right of use assets	$536,272
Lease liability obligations, current	665,074
Lease liability obligations, less current portion	—
Total lease liability obligations	$665,074
Weighted-average remaining lease term	0.44
Weighted-average discount rate	5.95%

    Our operating lease costs for the year ended December 31, 2020 were as follows:

	Years Ended December 31,
	2020	2019
Components of lease expense:
Operating lease cost	1,794,187	2,495,865
Sublease income	(505,626)	(623,776)
Net lease cost	$1,288,561	$1,872,089

    During the year ended December 31, 2020, operating cash flows from operating leases was approximately $1.5 million.

    Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, are as follows:

2021	659,754
Total minimum lease payments	659,754
Less interest	5,320
Present value of lease liabilities	665,074

(j)Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases or over their estimated useful lives, whichever is shorter.

(k)Goodwill and Other Intangible Assets

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

The fair value of the Company's single reporting unit for purposes of its goodwill impairment test exceeded its carrying value as of December 31, 2020 and 2019 and thus the Company determined there was no impairment of goodwill. As of December 31, 2020 and 2019, the Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and thus the Company determined there was no impairment of goodwill.

Identifiable intangible assets include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,027,912	$3,947,103
Accumulated amortization	(3,927,778)	(3,889,385)
Net carrying amount	$100,134	$57,718

For the years ended December 31, 2020 and 2019, amortization expense was $38,393 and $89,478, respectively. As of December 31, 2020, amortization expense for existing identifiable intangible assets is expected to be $56,747, $30,220 and $13,167 for the years ended December 31, 2021, 2022 and 2023, respectively.  Such assets will be fully amortized at December 31, 2023.

(l)Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products. The gross carrying amount and accumulated amortization of software development costs as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Software development costs:
Gross carrying amount	$2,950,132	$2,950,132
Accumulated amortization	(2,930,854)	(2,923,120)
Software development costs, net	$19,278	$27,012

During the years ended December 31, 2020 and 2019, the Company recorded $7,734 and $61,756, respectively, of amortization expense related to capitalized software costs. As of December 31, 2020, amortization expense for software development costs is expected to be $6,583, $6,583 and $6,112 for the years ended December 31, 2021, 2022 and 2023, respectively.  Such assets will be fully amortized at December 31, 2023.

(m)Income Taxes

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

(n)Long-Lived Assets

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

(o)Share-Based Payments

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

(p)Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive loss in stockholders’ deficit. Gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other loss, net. During the years ended December 31, 2020 and 2019, foreign currency transactional losses totaled approximately $7,963 and $158,148, respectively.

(q)Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and Series A redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Stock options, warrants and restricted stock	1,395,993	1,263,009
Series A redeemable convertible preferred stock	87,815	87,815
Total anti-dilutive common stock equivalents	1,483,808	1,350,824

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Year Ended December 31,
	2020	2019
Numerator:
Net income (loss)	$1,138,509	$(1,751,954)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,083,892	1,157,762
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	552,551	389,811
Net income (loss) attributable to common stockholders	$(497,934)	$(3,299,527)

Denominator:
Weighted average basic shares outstanding	5,920,517	5,900,621
Weighted average diluted shares outstanding	5,920,517	5,900,621

EPS:
Basic net income (loss) per share attributable to common stockholders	$(0.08)	$(0.56)
Diluted net income (loss) per share attributable to common stockholders	$(0.08)	$(0.56)

(r)Investments

As of December 31, 2020 and 2019, the Company did not have any cost-method investments.

(s) Recently Issued Accounting Pronouncements

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

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Computer hardware and software	$16,456,790	$16,418,916
Furniture and equipment	604,300	601,928
Leasehold improvements	1,730,751	1,715,041
Property and equipment, gross	18,791,841	18,735,885
Less accumulated depreciation and amortization	(18,594,821)	(18,366,612)
Property and equipment, net	$197,020	$369,273

During the years ended December 31, 2020 and December 31, 2019, the Company did not write off fixed assets or related accumulated depreciation.

Depreciation and amortization expense was $178,391 and $248,564 in 2020 and 2019, respectively.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At December 31, 2020 and 2019, the Level 1 category included money market funds and commercial paper, which are included within “cash and cash equivalents” in the consolidated balance sheets.

•Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Company had no Level 2 securities at December 31, 2020 and 2019.

•Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At December 31, 2020 and 2019, the Level 3 category included derivatives, which are included in "other long-term liabilities" in the consolidated balance sheets with the change in fair value from the period included in "interest and other loss, net" in the consolidated statement of operations. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of December 31, 2020 or 2019.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	472,851	—	—	472,851
Total derivative liabilities	472,851	—	—	472,851

Total assets and liabilities measured at fair value	$472,851	$—	$—	$472,851

    The derivative liabilities above are classified as other long-term liabilities in the December 31, 2020 consolidated balance sheet.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	483,804	—	—	483,804
Total derivative liabilities	483,804	—	—	483,804

Total assets and liabilities measured at fair value	$483,804	$—	$—	$483,804

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

The following table presents the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2020 and 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2020	December 31, 2019
Beginning Balance	$483,804	$498,086
Total (earnings) loss recognized in earnings	(10,953)	(14,282)
Ending Balance	$472,851	$483,804

Earnings and losses resulting from changes in the fair value of the derivative instruments above are recorded as a component of interest and other expense.

(4)  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2020	December 31, 2019
Accrued compensation	$100,102	$141,233
Accrued consulting and professional fees	1,403,445	1,603,914
Other accrued expenses	—	48,784
Accrued taxes	550,774	446,094
Accrued restructuring costs	239,444	293,799
	$2,293,765	$2,533,824

(5)  Income Taxes

Information pertaining to the Company’s income (loss) before income taxes and the applicable provision for income taxes is as follows:

	December 31,
	2020	2019
Income (loss) before income taxes:
Domestic income (loss)	$923,144	$(1,847,586)
Foreign income (loss)	201,046	587,957
Total income (loss) before income taxes:	1,124,190	(1,259,629)
Provision (benefit) for income taxes:
Current:
Federal	$(116,504)	$(116,504)
State and local	10,928	(40,860)
Foreign	82,437	237,244
	(23,139)	79,880
Deferred:
Federal	$131,036	$121,898
State and local	(6,209)	12,700
Foreign	(116,007)	277,847
	8,820	412,445
Total provision (benefit) for income taxes:	$(14,319)	$492,325

During 2020 and 2019, the Company recorded a tax provision (benefit) of $(14,319) and $492,325, respectively, related to federal, state and local and foreign income taxes. The tax provisions include a tax benefit related to our Minimum Tax Credit carryforwards which are now realizable on a more-likely-than-not basis as such amounts will be refundable under the Tax Cuts and Jobs Act, partially offset with the accrual of foreign withholding taxes as the Company is no longer permanently reinvesting its foreign earnings.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, was enacted March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID relief provisions for businesses. The Company has evaluated the impact of both the Acts and has determined that any impact is not material to its financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred Tax Assets:
Allowance for receivables	$34,820	$52,439
Deferred revenue	352,087	383,920
Share-based compensation	23,647	25,127
Accrued expenses and other liabilities	331,497	232,777
Domestic net operating loss carryforwards	20,072,283	20,761,781
Foreign net operating loss carryforwards	187,114	187,328
Tax credit carryforwards	3,106,022	3,106,022
AMT tax credit carryforwards	—	116,504
Capital loss carryforwards	34,254	32,109
Fixed assets	155,942	179,534
Interest expense carryforwards	—	94,674
Lease liability	134,522	494,030
Intangibles	113,932	176,210
Sub-total	24,546,120	25,842,455
Valuation allowance	(23,222,032)	(23,613,642)
Total Deferred Tax Assets	1,324,088	2,228,813
Deferred Tax Liabilities:
Prepaid commissions and other	(113,706)	(134,618)
Tax method changes	(429,836)	(913,496)
Right of use asset	(105,116)	(387,740)
Deferred state income tax	(408,089)	(470,545)
Foreign withholding taxes	(449,816)	(496,093)
Total Deferred Tax Liabilities	(1,506,563)	(2,402,492)
Net Deferred Tax Liabilities	$(182,475)	$(173,679)

    As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors the Company determined that its U.S. deferred tax assets with the exception of its Minimum Tax Credit are not realizable on a more-likely-than-not basis and has recorded a full valuation allowance against such net deferred tax assets. The Company’s valuation allowance decreased by $0.4 million due to operations.

As of December 31, 2020, the Company had approximately $86.4 million, of federal net operating loss carryforwards, of which $81.8 million are set to expire beginning in 2030, if not utilized, and the remaining $4.6 million of which can be carryforward indefinitely. As of December 31, 2020, the Company had approximately $3.1 million of research and development tax credit carryforwards which expire at various dates beginning in 2023, if not utilized. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

    The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2020	2019
Tax at Federal statutory rate	$236,080	$(264,522)
Increase (reduction) in income taxes resulting from:
State and local taxes	242,992	(675,527)
Non-deductible expenses	5,702	9,100
GILTI	—	208,632
Stock compensation	—	6,236
Net effect of foreign operations	(96,210)	(10,012)
Uncertain tax positions	(1,706)	(71,119)
Change in valuation allowance	(474,956)	1,188,639
Foreign withholding taxes	19,299	165,099
Other	54,480	(64,201)
	$(14,319)	$492,325

    Due to the change in U.S. federal tax law, the Company does not intend to indefinitely reinvest any of its unremitted foreign earnings. As of December 31, 2020, the Company has provided for additional foreign withholding taxes totaling approximately $0.4 million on approximately $4.3 million of undistributed earnings of its subsidiaries operating outside of the United States for which withholding tax applies.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2020	2019
Balance at January 1,	$81,400	$134,246
Increases to tax positions taken in prior years	—	—
Expiration of statutes of limitation	(5,894)	(42,207)
Translation	—	(10,639)
Balance at December 31,	$75,506	$81,400

At December 31, 2020, $110,846 including interest, if recognized, would reduce the Company’s annual effective tax rate. As of December 31, 2020, the Company had approximately $35,340 of accrued interest. The Company believes it is reasonably possible that $6,462 of its unrecognized tax benefits will reverse within the next 12 months due to expiring statute of limitations. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense.

    The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2020 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, Japan, France and Germany.

(6) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of applicable tax, for December 31, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(1,926,826)	$33,566	$(1,893,260)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(68,854)	(24,997)	(93,851)
Amounts reclassified from accumulated other comprehensive income	—	(850)	(850)
Total other comprehensive income (loss)	(68,854)	(25,847)	(94,701)
Accumulated other comprehensive income (loss) at December 31, 2020	$(1,995,680)	$7,719	$(1,987,961)

The changes in Accumulated Other Comprehensive Loss, net of applicable tax, for December 31, 2019 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(1,921,905)	$26,803	$(1,895,102)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(4,921)	7,008	2,087
Amounts reclassified from accumulated other comprehensive income	—	(245)	(245)
Total other comprehensive income (loss)	(4,921)	6,763	1,842
Accumulated other comprehensive income (loss) at December 31, 2019	$(1,926,826)	$33,566	$(1,893,260)

For the year ended December 31, 2020 and 2019, the amounts reclassified to net income (loss) related to the Company’s defined benefit plan and maturities of marketable securities. These amounts are included within “Operating income (loss)" within the consolidated statement of operations.

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

i.$0.10 in senior secured debt (for a total of $4 million of senior secured debt assuming full subscription of the Financing), secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries, having an interest rate of prime plus 0.75% and a maturity date of June 30, 2021 (the “Term Loan”);
ii.warrants to purchase 0.12233 shares of the Company’s common stock for a nominal exercise price (for a total of 4.8932 million shares assuming full subscription of the Financing) (the “Financing Warrants”); and
iii.0.0225 shares of Series A Preferred Stock at a per Unit price of $0.271063 (subject to increase to take into account accretion of the Series A Preferred Stock after December 31, 2020), all such shares to be acquired directly from their current holder, HCP-FVA.

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

On December 27, 2019, the Company entered into Amendment No. 1 to Amended and Restated Term Loan Credit Agreement, by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA as administrative agent for the lenders party thereto (the “Lenders”), ESW Capital, LLC (“ESW”), as co-agent, and the Lenders, to provide for, among other things, a new $2,500,000 term loan facility to the Company (the “2019 Term Loan”). The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan and the Company has paid a fixed amount of interest on such advance equal to 15% of the principal amount advanced. On September 27, 2020, the Company paid the 2019 Term Loan in full.

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
        The initial transaction was recorded as follows:

At Inception	February 23, 2018
	Basis	Fair Value
Series A redeemable convertible preferred stock, net	$10,312,113	$8,709,684
Notes payable, net	2,728,778	2,457,249
Warrant liability	—	4,143,000
Total	$13,040,891	$15,309,933

Deemed dividend	$2,269,042

    The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	$9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accrued dividends	683,742
Accretion of preferred stock	363,280
Total Series A redeemable convertible preferred stock, net at December 31, 2018	9,756,706
Accrued dividends	1,157,762
Accretion of preferred stock	389,811
Total Series A redeemable convertible preferred stock, net at December 31, 2019	11,304,279
Accrued dividends	1,083,892
Accretion of preferred stock	552,551
Total Series A redeemable convertible preferred stock, net at December 31, 2020	$12,940,722

    The notes payable balance consists of the following:

Notes payable principal balance	$3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Proceeds from issuance of long-term debt	1,000,000
Revaluation of long-term debt	(447,008)
Accretion of discount	202,195
Deferred issuance costs	(87,609)
Total notes payable, net at December 31, 2018	3,124,827
Repayment of long-term debt	(489,321)
Proceeds from issuance of short-term debt	1,000,000
Discount and accretion of discount	273,521
Deferred issuance costs	(55,393)
Total notes payable, net at December 31, 2019	$3,853,634
Accretion of discount	467,229
Proceeds from issuance of the PPP loan	754,000
Repayment of short-term debt	(1,000,000)
Total notes payable, net at December 31, 2020	$4,074,863

    The $4 million senior secured debt bears interest at prime plus 0.75% and matures on June 30, 2021. As of December 31, 2020, the Company was in compliance with the financial covenants contained in the Amended and Restated Term Loan Credit Agreement.
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

    The Loan is included in notes payable, net of debt issuance costs and discounts in the accompanying condensed consolidated balance sheet..

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
Pursuant to the Certificate of Designations, the holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the prime rate (provided in the Wall Street Journal Eastern Edition) plus 5% (up to a maximum dividend rate of 10%), payable in cash or in kind (i.e., through the issuance of additional shares of Series A Preferred Stock), except that the Company is not permitted to pay such dividends in cash while any indebtedness under the Company’s Amended and Restated Term Loan and Credit Agreement remains outstanding without the consent of the holders of the Series A Preferred Stock. In addition, the declaration and payment of dividends is subject to compliance with applicable law and unpaid dividends will accrue. A holder’s right to convert its shares of Series A Preferred Stock and receive dividends in the form of common stock is subject to certain limitations including, among other things, that the shares of common stock issuable upon conversion or as dividends will not, prior to receipt of stockholder approval, result in any holder beneficially owning greater than 9.99% of the Company’s currently outstanding shares of common stock.
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

    As of December 31, 2020 and December 31, 2019 the fair value of these derivative instruments was $472,851 and $483,804, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The gain on the change in fair value of these derivative instruments for the twelve months ended December 31, 2020 and December 31, 2019 of $10,953 and $14,282, respectively, were included in “interest and other expense” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “interest and other expense” within the consolidated statement of operations, for the twelve months ended December 31, 2020 and 2019, were as follows:

	Years Ended December 31,
	2020	2019
Beginning Balance	$483,804	$498,086
Total (gain) loss recognized in earnings	(10,953)	(14,282)
Ending Balance	$472,851	$483,804

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the Commitment, Hale Capital Partners, LP, which was the sole holder of the Series A Preferred Stock, agreed to the Series A mandatory extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the twelve months ended December 31, 2020 and 2019, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the twelve months ended December 31, 2020 and 2019, respectively:

	Years Ended December 31,
	2020	2019
Net income (loss)	$1,138,509	$(1,751,954)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,083,892	1,157,762
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	552,551	389,811
Net income (loss) attributable to common stockholders	$(497,934)	$(3,299,527)

(9)  Stockholders’ Equity

Stock Repurchase Activity

During the year ended December 31, 2020 and December 31, 2019, the Company repurchased no shares of its common stock. As of December 31, 2020, the Company had the authorization to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

(10)  Share-Based Payment Arrangements

On June 22, 2018, the Company's stockholders adopted the FalconStor Software, Inc. 2018 Incentive Stock Plan (the "2018 Plan"). The 2018 Plan is administered by the Compensation Committee and provides for the issuance of up to 1,471,997 shares of the Company's common stock upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees and directors of, and consultants providing services to, the Company or its affiliates. Exercise prices of the options will be determined by the Compensation Committee of the Company's Board of Directors, subject to the consent of Hale Capital Partners, LP. The vesting terms shall be performance based and determined by the Committee, subject to the consent of Hale Capital Partners, LP, based on various factors, including (i) the return of capital to the holders of the Series A Preferred Stock and the Company’s Common Stock in the event of a Change of Control, (ii) the repayment of the Company’s obligations under its senior secured debt, and (iii) the Company’s free cash flow.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of December 31, 2020:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,471,997	25,247	1,386,213

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of December 31, 2020:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	3,850
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	5,930

All outstanding options granted under the Company’s equity plans have terms of ten years.

A summary of the Company’s stock option activity for 2020 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2019	10,445	$127.53	4.96	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—
Expired	(665)	$331.50
Options Outstanding at December 31, 2020	9,780	$113.66	4.25	$—
Options Exercisable at December 31, 2020	9,780	$113.66	4.25	$—
Options Expected to Vest after December 31, 2020	—	$—	0.00	$—

Stock option exercises are fulfilled with new shares of common stock.

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statements of operations:

	Years ended December 31,
	2020	2019
Cost of revenue - Support and Service	496	2,250
Research and development costs	942	6,348
Selling and marketing	785	4,030
General and administrative	13,532	19,652
	$15,755	$32,280

The Company did not recognize any tax benefits related to share-based compensation expense during the years ended December 31, 2020 and 2019.

The Company has the ability to issue both restricted stock and restricted stock units. The fair value of the restricted stock awards and restricted stock units are expensed at the fair value per share at date of grant for directors, officers and employees. A summary of the total stock-based compensation expense related to restricted stock units, which is included in the Company’s total share-based compensation expense for each respective year, is as follows:

	Years ended December 31,
	2020	2019
Directors, officers and employees	$15,756	$23,031

A summary of the Company’s restricted stock activity for 2020 is as follows:

Number of Restricted Stock Awards
Non-Vested at December 31, 2019	1,147,002
Granted	360,638
Vested	(30,730)
Forfeited	(90,697)
Non-Vested at December 31, 2020	1,386,213

Restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended was $15,365 and $485,519 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, total unrecognized compensation costs for unvested restricted stock unit awards was $683,928, including $649,133 relating to performance-based awards. The performance condition for such awards was not deemed probable at grant dates or at December 31, 2020 and the cost related to such awards will begin to be recognized once the performance condition is deemed probable. The remaining amount of $34,795 is expected to be recognized over a weighted-average period of 2.4 years as of December 31, 2020.

As of December 31, 2020, the Company had 1,421,240 shares of common stock reserved for issuance upon the exercise or vesting of stock options and restricted stock.

(11)  Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, N.Y. office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases occur in 2021. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2020:

2021	659,754
Thereafter	—
$659,754

These leases require the Company to pay its proportionate share of real estate taxes and other common charges.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the year ended December 31, 2020, the Company has not incurred any costs related to warranty obligations.

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

As described under Note 8, the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of December 31, 2020, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

    In addition, as of December 31, 2020, our liability for uncertain tax positions totaled $111,142. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

(12)  Derivative Financial Instruments

The Company does not use derivative financial instruments for trading or speculative purposes. As of December 31, 2020 and 2019, the Company had no foreign currency forward contracts outstanding. The Company did not utilize foreign currency forward contracts during the years ended December 31, 2020 and 2019.

As a result of the Company’s analysis of all the embedded conversion and put features within its Series A redeemable convertible preferred stock, the contingent redemption put options in the Series A redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series A redeemable convertible preferred stock and recorded as a liability. At the time of issuance of the Series A redeemable convertible preferred stock the fair value of these derivative instruments were recorded as a reduction to preferred stock. As of December 31, 2020 and 2019, the fair value of these derivative instruments was $472,851 and $483,804, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The gain on the change in fair value of these derivative instruments for 2020 of $10,953 and the gain on the change in fair value of these derivative instruments for 2019 of $14,282, were included in “interest and other loss, net” within the consolidated statement of operations.

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

(14)  Restructuring Costs

    In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ending December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the fiscal year ended December 31, 2020, the Company incurred lease disposal-related costs for this property of $956,118. As of December 31, 2020, $75,466 of the Company's remaining accrued lease disposal cost has been recorded as a component of operating lease liabilities. The Company expects the remaining accrued severance-related costs of $239,444 as of December 31, 2020 to be paid once final settlement litigation is completed, which is expected to occur by December 31, 2021.

In the third quarter of 2019, the Company adopted the 2019 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis. In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the three months ended March 31, 2020, the Company incurred $0.1 million in severance expense as a result of this action. The 2019 Plan was substantially completed at March 31, 2020.

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is prepared to keep in place for the remainder of 2020 (the "2020 Plan"). The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 20 of these positions were reinstated by the fourth quarter of 2020. During the nine months ended September 30, 2020, the Company has not yet incurred severance expense as a result of this action.

The following table summarizes the activity during 2019 and 2020 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance related costs	Facility and other costs	Total
Balance at December 31, 2018	$461,361	$453,447	$914,808
Provisions/Additions	245,910	858,408	1,104,318
Utilized/Paid	(413,472)	(1,074,362)	(1,487,834)
Balance at December 31, 2019	$293,799	$237,493	$531,292
Provisions/Additions	$76,708	$956,118	$1,032,826
Translation Adjustment	25,353	—	25,353
Utilized/Paid	$(156,416)	$(1,118,145)	$(1,274,561)
Balance at December 31, 2020	$239,444	$75,466	$314,910

    In the accompanying consolidated balance sheets, the Company's remaining accrued severance and other charges are included within “accrued expenses” and "accounts payable".  The Company's remaining accrued facility cost has been recorded as a component of "operating lease liabilities". Expenses incurred under the 2017, 2019 and 2020 Plans during the years ended December 31, 2020 and 2019 are included within “restructuring costs” in the accompanying consolidated statements of operations.

(15)  Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2020 and 2019, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2020 and 2019, the Company contributed approximately $2,000 and $4,000, respectively.

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

At December 31, 2020 and 2019, $7,719 and $33,566, respectively, is included in accumulated other comprehensive (loss) income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $0 and $0 at December 31, 2020 and 2019, respectively, and unrecognized actuarial gains of $9,872 and $33,566 at December 31, 2020 and 2019, respectively. During 2020, the total amount recorded in other comprehensive (loss) income related to the pension plan was $(25,847) (net of tax), which consisted of an actuarial loss of $25,847 and the recognition of $0 of transition obligations recognized during 2020 as a component of net periodic pension cost. The transition obligation and actuarial gain included in accumulated other comprehensive (loss) income and expected to be recognized in net periodic pension cost for the year ended December 31, 2021, is $0 and $18 respectively.

Pension information for the years ended December 31, 2020 and 2019, is as follows:

	2020	2019
Accumulated benefit obligation	$65,188	$170,879
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	180,151	174,261
Interest cost	1,207	1,469
Actuarial gain	28,834	389
Benefits paid	(121,838)	—
Service cost	—	—
Currency translation	7,157	4,032
Projected benefit obligation at end of year	$95,511	$180,151
Changes in plan assets:
Fair value of plan assets at beginning of year	$149,903	$134,351
Actual return on plan assets	6,226	8,069
Benefits paid	(121,838)	—
Employer contributions	2,012	4,041
Currency translation	4,173	3,442
Fair value of plan assets at end of year	$40,476	$149,903
Funded status	(55,035)	(30,248)

The underfunded status of the Company's defined benefit plan has been recorded as a component of other long-term liabilities as of December 31, 2020 and 2019.

Components of net periodic pension cost:
Interest cost	$1,207	$1,469
Expected return on plan assets	(1,005)	(1,133)
Amortization of net (gain) loss	(1,052)	(581)
Service cost	—	—
Net periodic pension (benefit) cost	$(850)	$(245)

The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $2,000 are expected to be made during 2021. Benefit payments of $78,000 are expected to be paid through 2030.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2020 and 2019 as follows:

	Years ended December 31,
	2020	2019
Discount rate	0.43%	0.66%
Rate of increase in compensation levels	2.50%	1.00%
Expected long-term rate of return on plan assets	0.43%	0.66%

(16)  Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2020 and 2019, and the location of long-lived assets as of December 31, 2020 and 2019, are summarized as follows:

	Years ended December 31,
	2020	2019
Revenues:
Americas	$5,387,128	$4,299,840
Asia Pacific	3,655,011	6,212,275
Europe, Middle East, Africa and Other	5,726,554	6,031,456
Total Revenues	$14,768,693	$16,543,571

	December 31,
	2020	2019
Long-lived assets:
Americas	$1,735,986	$2,603,521
Asia Pacific	502,344	860,023
Europe, Middle East, Africa and Other	52,690	190,928
Total long-lived assets	$2,291,020	$3,654,472

For the year ended December 31, 2020, the Company had two customers that accounted for more than 10% of total revenue. For the year ended 2019, the Company had two customers that accounted for more than 10% of total revenue.

As of December 31, 2020 and 2019, the Company had one customer that accounted for more than 10% of the gross accounts receivable balance, respectively.

(17)  Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

Period Ended	Balance at Beginning of Period	Charges / (Benefits) to Revenue	(Increases) Deductions	Balance at End of Period
December 31, 2020	$216,153	4,464	69,282	$151,335
December 31, 2019	$162,112	148,624	94,583	$216,153

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

On December 27, 2019, the Company entered into Amendment No. 1 to Amended and Restated Term Loan Credit Agreement , by and among the Company, certain of the Company’s affiliates in their capacities as guarantors, HCP-FVA as administrative agent for the Lenders party thereto, ESW, as co-agent, and the Lenders, to provide for, among other things, a new $2,500,000 term loan facility to the Company. The Amendment also provides for certain financial covenants. On December 27, 2019, the Company drew down $1,000,000 of the 2019 Term Loan which required a fixed amount of interest on such advance equal to 15% of the principal amount advanced. On September 27, 2020, the Company paid the 2019 Term Loan in full.

(19) Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued, to ensure appropriate recognition and/or disclosure of events that occurred subsequent to December 31, 2020. There were no events that required recognition, adjustment to or disclosure in the financial statements.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

The Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Annual Report present fairly, in all material respects, our business, financial condition and results of operations.

Material Weakness in Internal Control over Financial Reporting
During the three months ended September 30, 2020, the Company did not fully document all the COSO framework (2013) mandated system controls in place nor did the Company have an independent party complete testing of the controls as of September 30, 2020.

Remediation of Material Weakness
The Company has implemented certain mitigating controls such as secondary reviews by senior management, variance analysis reporting and cash-flow monitoring, which insured that both internal and external financial reporting included all the information and disclosures required by generally accepted accounting principles in the United States of America. The remediation was the implementation of a monitoring control whereby there’s an oversight by the CFO of all control activities, entity level controls, IT general controls, etc. that now allows the company to perform a self-assessment of the effective of internal controls.

Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors and executive officers will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2021, and is incorporated herein by reference. The information will appear in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2020, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2021, and is incorporated herein by reference. The information will appear in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, "Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2020, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2021, and is incorporated herein by reference. The information will appear in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2020, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2021, and is incorporated by reference. The information will appear in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2020, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2021, and is incorporated herein by reference. The information will appear in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2020, our year-end.

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

4.3s	Form of Restricted Stock Letter Agreement, incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on April 7, 2014.

4.4s	Intentionally omitted.

4.5s	FalconStor Software, Inc. 2016 Incentive Stock Plan, incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A dated March 18, 2016.

4.6*	Description of Registered Securities of FalconStor Software, Inc. , incorporated by reference to Exhibit 4.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

10.1	Intentionally omitted.

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

10.4	Intentionally omitted.

10.5s	Agreement between FalconStor Software, Inc. and Todd Brooks, dated August 14, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed August 17,2017.

10.6	Intentionally omitted.

10.7s	Intentionally omitted.

10.8	Intentionally omitted.

10.9	Intentionally omitted.

10.10	Intentionally omitted.

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

10.18
Promissory Note between the Company and Peapack-Gladstone Bank, dated April 28, 2020, incorporated by reference to Exhibit 10.1 of the Company's Quarerly Report on Form 10-Q for the three months ended March 1, 2020.

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1*	Consent of Marcum LLP.

31.1*	Certification of the Chief Executive Officer.

31.2*	Certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.1	The following financial statements from FalconStor Software, Inc’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBLR (eXtensible Business Reporting Language):

(i)  Consolidated Balance Sheets – December 31, 2020 and December 31, 2019

(ii)  Consolidated Statements of Operations – Years Ended December 31, 2020 and 2019

(iii)  Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2020 and 2019

(iv)  Consolidated Statements of Stockholders’ Deficit – Years Ended December 31, 2020 and 2019

(v)  Consolidated Statements of Cash Flows – Years Ended December 31, 2020 and 2019

(vi)  Notes to Consolidated Financial Statements – December 31, 2020

*- Filed herewith.
s- Denotes management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 10, 2021.

FALCONSTOR SOFTWARE, INC.

By:	/s/ Brad Wolfe	March 10, 2021
	Executive Vice President, Chief Financial Officer and Treasurer	Date
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

By:	/s/ Todd Brooks	March 10, 2021
	Todd Brooks, President & Chief Executive Officer and Director (principal executive officer)	Date

By:	/s/ Brad Wolfe	March 10, 2021
	Brad Wolfe, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date

By:	/s/ Martin Hale Jr.	March 10, 2021
	Martin Hale Jr., Director	Date

By:	/s/ Michael Kelly	March 10, 2021
	Michael Kelly, Director	Date

By:	/s/ Barry A. Rudolph	March 10, 2021
	Barry A. Rudolph, Director	Date

By:	/s/ William D. Miller	March 10, 2021
	William D. Miller, Director	Date