Form 10-K/A
period 2020-12-31
FALCONSTOR SOFTWARE INC
filed 2021-04-23
CIK 922521

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2020 was $1,526,052 which value, solely for the purposes of this calculation excludes shares held by Registrant’s officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of March 31, 2021 was 5,949,463.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

On March 10, 2021, FalconStor Software, Inc., a Delaware corporation, filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Filing”). Certain Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that a registrant may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (the “Commission”) no later than 120 days after the end of the registrant’s fiscal year. Alternatively, the registrant may provide this information in an amendment to the Form 10-K, if such amendment is filed with the Commission no later than 120 days after the end of the registrant’s fiscal year. Accordingly, this Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements the Original Filing by amending and restating Part III, Items 10 through 14 of the Original Filing.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

Throughout this Amendment, unless indicated otherwise, we refer to FalconStor Software, Inc. and its subsidiaries as “we,” “us,” “our,” “FalconStor,” “FalconStor Software” and the “Company”.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Company

The Company’s bylaws authorize the Board of Directors (or the “Board”) to fix the number of directors and provide that the directors shall be divided into three classes, with the classes of directors serving for staggered, three-year terms.

Pursuant to the Certificate of Designations, so long as at least 85% of the Series A Preferred Stock remains outstanding, the holders of a majority of the then outstanding shares of Series A Preferred Stock (the “Majority Holders”) have the right, voting separately as a class, to elect two directors. The Majority Holders have, as of the date hereof, elected two directors, Martin M. Hale, Jr. and Michael Kelly. Messrs. Rudolph and Miller were elected by the Board to fill vacancies created by the resignation of other directors. Mr. Brooks was appointed to the Board in February 2019. The Company currently has five directors.

The names of the directors are set forth below:

Name	Position	Age	Director Since
Martin M. Hale, Jr.	Director	49	2013
Michael P. Kelly	Director	73	2014
William D. Miller	Director	60	2016
Barry A. Rudolph	Director	67	2016
Todd Brooks	Director	56	2019

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

Michael P. Kelly served as a director at Adept Technology, Inc. from April 1997 to October 22, 2015 and also served as Chairman of the Board of Adept from November 2008 to October 22, 2015. Mr. Kelly has also served as Chief Executive Officer of merchant bank, Kinsale Associates, Inc., since October 2005. From July 2005 to October 2005, he was the Chief Executive Officer of Cape Semiconductor Inc., a fabless semiconductor company. From 1994 to 2005, Mr. Kelly held the positions of Vice-Chairman and Senior Managing Director of Broadview International, LLC, an international merger and acquisitions advisory firm and a division of Jefferies Group, Inc. Additionally, he has served as a director of Epicor Software Corporation, a provider of enterprise business software solutions, since September 2005. Mr. Kelly received a B.A. in Accounting from Western Illinois University, a M.B.A. from St. Louis University, and is also a Certified Public Accountant. Mr. Kelly has been a director of the Company since October 2014 and our Chairman of the Board since March 2018.

Mr. Kelly was selected as a director by the Majority Holders of the outstanding Series A Preferred Stock. Mr. Kelly’s qualifications to serve on the Board include his experience as an investment banker specializing in technology industries, which provides the Board and the Company with unique and relevant expertise in areas including capital markets, mergers and acquisitions and financing.

William D. Miller has served as Chairman and Chief Executive Officer of Axellio Inc., an edge computing systems company, since November 2018 and has been General Partner of FirstMile Ventures (previously Miller Investment Management), a venture capital fund manager making investments in early stage companies, since 2010. He previously served as CEO of X-IO Technologies, Inc., an enterprise storage company, from February 2015 to October 2018. Mr. Miller is a director of the following private entities: Axellio Inc., Violin Sytems LLC, Chromatic Technologies, Inc., New Planet Technologies, Inc., Wanamaker Corp., BurstIQ Inc., and Altia Inc. Mr. Miller was a cofounder and Chief Technology Officer of StorageNetworks. Mr. Miller holds a B.S. in Chemistry from the University of Illinois. Mr. Miller has been a director of the Company since December 2016 and is currently serving for a term which will expire at the Company’s 2021 Annual Meeting of Stockholders and until a successor is elected and qualified.

The following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Miller should serve as a director: his professional background and experience; his current and previously held senior-executive level positions; his service on other public and private company boards; and his extensive experience in technology, software, storage and related industries.

Barry A. Rudolph has served as Chief Executive Officer of VelociData, Inc., a firm that specializes in high performance data transformation and process offload in large corporations, since July 2014, and as a director since December 2012. Mr. Rudolph has also served as a director of Spectra Logic Corporation, a computer data storage company, since December 2015. Previously, Mr. Rudolph served as a director of Dot Hill Systems Corp., a provider of high performance storage arrays, from February 2012 until its sale to Seagate Technology in October 2015. Mr. Rudolph began his career in January 1978 and held numerous senior level positions with IBM until his retirement in November 2010 in a variety of functional areas, including operations, engineering, product development, test and assurance, program management, field support and direct manufacturing. Most recently he was Vice President, System Networking, for IBM with responsibility for delivering overall networking product strategy, portfolio management and profit and loss management over each of the products in the group. Prior to this position, Mr. Rudolph was Vice President, Storage Strategy, responsible for the development and integration of the storage strategy for IBM including market segmentation and opportunity identification. Prior to that, Mr. Rudolph was Vice President, Stack Integration, responsible for the definition and execution of horizontal solutions and solution selling. Prior positions Mr. Rudolph held at IBM include Vice President and Business Executive, Disk Storage and Software Systems, where he was responsible for all aspects of disk storage and related software business within IBM. He also held an identical role with responsibility for IBM’s tape storage business. Mr. Rudolph holds a B.S. in Engineering and a Master of Science in Electrical Engineering from San Diego State University and an MBA from Santa Clara University. Mr. Rudolph has been a director of the Company since December 2016 and is currently serving for a term which will expire at the Company’s next Annual Meeting of Stockholders and until a successor is elected and qualified.

The following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Rudolph should serve as a director: his professional background and experience; his current and previously held senior-executive level positions; his service on other public and private company boards; and his extensive experience in technology, software, storage and related industries.

Todd Brooks is the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Brooks was the Chief Operating Officer at Aurea Software, and Chief Executive Officer of Update Software, a publicly traded company in Europe.  Previously, Mr. Brooks was the Chief Operating Officer at Trilogy where he was responsible for the strategic and operational leadership of the firm’s Automotive, Financial Services and Telecom, and Technology & Media business units.  Earlier in his career, Mr. Brooks co-founded and managed two technology consulting firms, including eFuel, an early innovator and leader in logistics optimization software for the automotive industry. In addition, Mr. Brooks held leadership roles at FedEx. Mr. Brooks earned a Bachelor’s of Science degree in Aerospace and Ocean Engineering from Virginia Tech, and currently serves on the Advisory Board at Virginia Tech’s Apex Center for Innovation and Entrepreneurship. Mr. Brooks is currently serving for a term which will expire at the Company’s 2022 Annual Meeting of Stockholders and until a successor is elected and qualified.

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

Under the NASDAQ Standards, a director is independent if: the director is neither employed, nor a family member of anyone employed, as an executive officer by the Company or any parent or subsidiary; the director is not, and does not have a family member who is, a partner of the Company’s outside auditor or a former partner or employee of the outside auditor who worked on the Company’s audit during the past three years; the director has not, and does not have a family member who has, accepted more than $120,000 during the current or past three fiscal years from the Company or any of its affiliates (other than compensation paid to a family member who is an employee of the Company (other than an executive officer of the Company)); the director is not, nor is any family member of the director, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services that exceed five percent of the recipient’s consolidated gross revenues or $200,000, whichever is more; and the director is not, and does not have any family member who is, an executive officer of another company where any of the Company’s executive officers serve on the other company’s compensation committee.

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

Attendance at Annual Meetings

The Company’s policy is that, except for unusual circumstances, all Board members should attend the Company’s annual meetings of stockholders. The Company did not have an Annual Meeting of Stockholders in 2020. All Board members serving on the Board at the time of the 2019 Annual Meeting of Stockholders attended the Company’s 2019 Annual Meeting of Stockholders.

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

Meetings

The Board met on 22 occasions during the fiscal year ended December 31, 2020. All directors attended at least 75% of the meetings of the Board during the times they were directors.

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

The Board has further determined that Mr. Kelly meets the definition of “audit committee financial expert,” and therefore meets comparable NASDAQ Standard requirements, because he has an understanding of financial statements and GAAP; has the ability to assess GAAP in connection with the accounting for estimates, accruals, and reserves; has experience in analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements; has an understanding of internal controls and procedures for financial reporting; and has an understanding of audit committee functions. Mr. Kelly acquired these attributes through education and experience consistent with the requirements of the Act.

The Audit Committee met four times during the fiscal year ended December 31, 2020. All members of the Audit Committee attended at least 75% of the meetings of the committee during the fiscal year ended December 31, 2020.

The Board has adopted, and annually reviews, an Audit Committee Charter and Guidelines for Pre-Approval of Independent Auditor Services. As indicated above, a copy of the Company’s Audit Committee Charter is available on the Company’s website at:

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

The Compensation Committee met four times during the fiscal year ended December 31, 2020. All members of the Compensation Committee attended at least 75% of the meetings of the committee during the fiscal year ended December 31, 2020.

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

The Nominating and Corporate Governance Committee met one time during the fiscal year ended December 31, 2020. All members of the Nominating and Corporate Governance Committee attended this meeting.

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

Contacting the Board of Directors

Stockholders and others may contact the Company’s Board by sending a letter to:

Board of Directors
FalconStor Software, Inc.
701 Brazos Street
Suite 400
Austin, TX 78701

or by clicking on the “Contact Us” link on the Company Corporate Governance home page at:

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

MANAGEMENT

Executive Officers of the Company

The following table contains the names, positions and ages of the executive officers of the Company who are not directors.

Name	Position	Age
Brad Wolfe	Chief Financial Officer	61

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of Forms 3, 4, and 5, and amendments thereto furnished to the Company during the fiscal year ended December 31, 2020, the Company is not aware of any director, officer, or beneficial owner of more than 10 percent of any class of Company equities who failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act, during the fiscal year ended December 31, 2020.

Item 11.	Executive Compensation

This section discusses the compensation for our Chief Executive Officer and our Chief Financial Officer (each a “Named Executive Officer” or “NEO”). We had no other Named Executive Officers during the fiscal year ended December 31, 2020.

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

Name	Year	Salary	Bonus	Stock Awards		All Other Compensation	Total
Todd Brooks	2020	$312,500	$85,000	$—		$—	$397,500
President and Chief Executive Officer (Principal Executive Officer)	2019	$350,000	$27,905	$367,986	(1)	$—	$745,891
Brad Wolfe	2020	$233,750	$27,500	$7,360	(2)	$—	$268,610
Executive Vice President, Chief Financial Officer and Treasurer	2019	$240,000	$14,412	$36,799	(3)	$—	$291,211

(1)	On May 31, 2019, the Company granted 735,973 shares of restricted stock to Mr. Brooks. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares shall vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company. The dollar amounts in the table represent the total grant date fair value of the 735,973 shares granted in 2019 in accordance with the authoritative guidance issued by the FASB on stock compensation.
(2)	On September 30, 2020, the Company granted 14,720 shares of restricted stock to Mr. Wolfe. The restricted stock vests as follows: 2.5% of the shares shall vest on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares shall vest on the third anniversary of the grant date; 2.5% of the shares shall vest on the fourth anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company. The dollar amounts in the table represent the total grant date fair value of the 14,720 shares granted in 2020 in accordance with the authoritative guidance issued by the FASB on stock compensation.
(3)	On May 31, 2019, the Company granted 73,597 shares of restricted stock to Mr. Wolfe. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares shall vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company. The dollar amounts in the table represent the total grant date fair value of the 73,597 shares granted in 2019 in accordance with the authoritative guidance issued by the FASB on stock compensation.

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

Mr. Brooks’ employment can be terminated at will. If Mr. Brooks’ employment is terminated by the Company other than for cause, he is entitled to receive severance equal to twelve months of his base salary if (i) he has been employed by the Company for at least twelve months at the time of termination or (ii) a change of control has occurred within six months of Mr. Brooks’ employment. Except as set forth in the preceding sentence, Mr. Brooks is entitled to receive severance equal to six months of his base salary if he has been employed by the Company for less than six months and his employment was terminated by the Company without cause. Mr. Brooks is also entitled to vacation and other employee benefits in accordance with the Company’s policies as well as reimbursement for an apartment.

Brad Wolfe

In connection with Mr. Wolfe’s appointment as Executive Vice President, Chief Financial Officer and Treasurer, the Board approved an offer letter to Mr. Wolfe (the “Wolfe Offer Letter”), which was executed on April 4, 2018. The Wolfe Offer Letter provides that Mr. Wolfe is entitled to receive an annualized base salary of $240,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Wolfe will also be eligible for a cash bonus of $10,000 for any quarter for which the Company has net working capital cash in excess of $27,500, and additional incentive compensation of an annual bonus of up to $70,000, subject to attainment of performance objectives to be mutually agreed upon and established.

Mr. Wolfe’s employment can be terminated at will. If Mr. Wolfe’s employment is terminated by the Company other than for cause, he is entitled to receive severance equal to (i) six months of his base salary if he has been employed by the Company for at least twelve months at the time of termination or (ii) three months of his base salary if he has been employed by the Company for less than twelve months at the time of termination. Mr. Wolfe is also entitled to vacation and other employee benefits in accordance with the Company’s policies.

Outstanding Equity Awards at Fiscal Year End 2020

The following table sets forth equity awards for each NEO outstanding as of December 31, 2020:

Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Todd Brooks President and Chief Executive Officer (Principal Executive Officer)	699,174	(1)	344,143
Brad Wolfe Executive Vice President, Chief Financial Officer and Treasurer	14,720	(2)	7,314
Brad Wolfe Executive Vice President, Chief Financial Officer and Treasurer	69,917	(3)	34,414

(1)	Mr. Brooks was awarded 735,973 shares of restricted stock units on May 31, 2019. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares shall vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.
12

(2)	Mr. Wolfe was awarded 14,720 shares of restricted stock units on September 30, 2020. The restricted stock vests as follows: 2.5% of the shares shall vest on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares shall vest on the third anniversary of the grant date; 2.5% of the shares shall vest on the fourth anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.
(3)	Mr. Wolfe was awarded 73,597 shares of restricted stock units on May 31, 2019. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares shall vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.

Payments Upon Severance or Change in Control

Report on Repricing of Options.

None of the stock options granted under any of the Company’s plans were repriced in the fiscal year ended December 31, 2020.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(a)	Weighted-average exercise price of outstanding options, warrants and rights (1)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)(c)
Equity compensation plans approved by security holders	1,395,993	$ 0.80	1,421,240

(1)       As of December 31, 2020 we had 1,421,240 shares of our common stock reserved for issuance under our stock plans with respect to options and warrants (or restricted stock or restricted stock units) that have not been granted. See Note (10) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Director Compensation

Directors who are also employees receive no compensation for serving on the Company’s Board. Non-employee directors are reimbursed for all travel and other expenses incurred in connection with attending Board and Committee meetings.

Messrs. Hale, Kelly, Miller and Rudolph received $40,500, $22,375, $10,000, and $15,500 in directors’ fees, respectively, in 2021 in connection with their service as a director in 2020. The cash compensation includes a retainer for all directors plus additional amounts based on service on Board committees, and additional amounts payable to Mr. Kelly for serving as Chairman of the Board and Chairman of the Audit Committee. Based on this compensation plan and assuming continued service as a director in 2021 (including the fees from serving on a committee), Messrs. Hale, Kelly, Miller and Rudolph are entitled to quarterly fees of $12,125 (or $48,500 annually), $17,475 (or $69,900 annually), $10,975 (or $43,900 annually) and $12,100 (or $48,400 annually), respectively. Messrs. Miller and Rudolph received grants of 73,600 shares of restricted stock each on September 30, 2020 and Mr. Kelly received a grant of 44,158 shares of restricted stock on January 16, 2020 and 73,600 shares of restricted stock on September 30, 2020. The restricted shares that were granted on September 30, 2020 vest as follows: 2.5% of the shares shall vest on September 30, 2021; 2.5% of the shares shall vest on September 30, 2022; 2.5% of the shares shall vest on September 30, 2023; 2.5% of the shares shall vest on September 30, 2024; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company. The restricted shares that were granted on January 16, 2020 vest as follows: 2.5% of the shares vested immediately upon grant; 2.5% of the shares vested on May 31, 2020; 2.5% of the shares shall vest on May 31, 2021; 2.5% of the shares shall vest on May 31, 2022; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.

2020 Management Incentive Plan

For 2020, management is eligible to earn quarterly bonuses based on achieving targeted cash flow, billings, and retention results which exceed defined minimums.

For 2020, Mr. Brooks and Mr. Wolfe did not receive bonuses in connection with the 2020 Management Incentive Plan.

2021 Management Incentive Plan

For 2021, management is eligible to earn quarterly bonuses based on achieving targeted net working capital cash balance, renewal rate, billings, and other specified criteria which are achieved or exceed defined minimums.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company’s common stock outstanding at March 31, 2021, by (i) each person known by the Company to be the beneficial owner of more than five percent of its common stock, (ii) each director and nominee for director, (iii) each of the Named Executive Officers identified in the summary compensation table, and (iv) all directors, nominees for director and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Class (2)
Martin Hale, Hale Fund Management, LLC Hale Capital Management, LP, Hale Capital Partners, LP, HCP-FVA, LLC (3)	3,652,335	60.8%
Nantahala Capital Management, LLC (4)	579,046	9.7%
ESW Capital, LLC (5)	1,308,068	21.9%
Michael P. Kelly (6)	12,227	*
Barry Rudolph (7)	3,672	*
William Miller (8)	3,665	*
Todd Brooks (9)	56,697	*
Brad Wolfe (10)	5,520	*
All Directors, Nominees for Director and Executive Officers as a Group (11) (6 persons)	3,734,116	62.0%

*Less than one percent

(1)	A person is deemed to be the beneficial owner of voting securities over which the person has voting power or that can be acquired by such person within 60 days after March 31, 2021 upon the exercise of options or convertible securities, or upon the lapse or the removal of all restrictions on shares of restricted stock. Each beneficial owner’s percentage ownership is determined by assuming that options or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable (i.e., that are exercisable within 60 days from March 31, 2021) have been exercised. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(2)	Based upon 5,949,463 shares of common stock outstanding as of March 31, 2021.
(3)	Based on information contained in Forms 4, a report on Schedule 13D/A filed by Mr. Hale, Hale Fund Management, LLC (“Fund Management”), Hale Capital Management, LP (“Capital Management”), Hale Capital Partners, LP (“Hale Capital”), and HCP-FVA on May 22, 2019 and December 31, 2018. Consists of (i) 3,597,890 shares of common stock held by Hale Capital and HCP-FVA, (ii) 708 shares held by Mr. Hale for the benefit of Hale Capital, and (iii) 558,000 shares of Series A Preferred Stock held by HCP-FVA, which equates to 54,445 shares of common stock on an as-converted basis (without giving effect to the 9.99% blocker contained in the Certificate of Designations), held by HCP-FVA. Each of Mr. Hale, Fund Management, Capital Management and Hale Capital disclaims beneficial ownership of such shares of common stock except to the extent of his or its pecuniary interest. The address of Mr. Hale, Fund Management, Capital Management, Hale Capital and HCP-FVA is 17 State Street, Suite 3230, New York, NY 10004.
(4)	Based on information contained in a report on Schedule 13G/A filed by Nantahala Capital Management, LLC (“Nantahala”), Wilmot B. Harkey and Daniel Mack on February 16, 2021. Consists of (i) 569,310 shares of common stock and (ii) 99,807 shares of Series A Preferred Stock that may be converted for 9,736 shares of common stock within 60 days of March 31, 2021. Messrs. Harkey and Mack are the managing members of Nantahala and disclaim beneficial ownership of such shares of common stock except to the extent of their pecuniary interest. The address of Messrs. Harkey and Mack and Nantahala is 19 Old Kings Highway S, Suite 200, Darien, CT 06820.
15

(5)	Based on information contained in a report on Schedule 13D/A filed by ESW Capital, LLC and Joseph A. Liemandt on December 31, 2018. Consists of (i) 1,286,135 shares of common stock and (ii) 224,786 shares of Series A Preferred Stock that may be converted for 21,933 shares of common stock within 60 days of March 31, 2021. ESW Capital, LLC and Mr. Liemandt disclaim Section 13(d) beneficial ownership with respect to 21,933 shares of common stock issuable upon conversion of Series A Preferred Stock as a result of the application of the 9.99% blocker contained in the Certificate of Designations. Mr. Liemandt is the sole voting member of ESW Capital, LLC and disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest. The address of Mr. Liemandt and ESW Capital, LLC is 401 Congress Ave., Suite 2650, Austin, TX 78701.
(6)	Based on information contained in Forms 3 and 4 filed by Mr. Kelly and certain other information. Consists of (i) 10,986 shares of common stock, and (ii) 1,104 shares of restricted stock units expected to vest within 60 days of March 31, 2021 (does not include 114,446 shares of restricted stock units that are not expected to vest within 60 days of March 31, 2021) and (iii) 1,405 shares of Series A Preferred Stock held by Mr. Kelly, which equates to 137 shares of common stock on an as-converted basis (without giving effect to the 9.99% blocker contained in the Certificate of Designations), held by Mr. Kelly.
(7)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Rudolph and certain other information. Consists of 2,568 shares of common stock and 1,104 shares of restricted stock units that are expected to vest within 60 days of March 31, 2021 held by Mr. Rudolph (does not include 114,446 shares of restricted stock units that are not expected to vest within 60 days of March 31, 2021).
(8)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Miller and certain other information. Consists of (i) 2,535 shares of common stock held by Mr. Miller, (ii) 1,104 shares of restricted stock units expected to vest within 60 days of March 31, 2021 (does not include 114,446 shares of restricted stock units that are not expected to vest within 60 days of March 31, 2021), and (iii) 26 shares of common stock held by PV Strategies LLC, a hedge fund managed by Miller Investment Management LLC, a registered investment adviser of which Mr. Miller is a principal. Mr. Miller, as a principal of Miller Investment Management LLC, may be deemed the beneficial owner of shares owned by PV Strategies LLC. Mr. Miller disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(9)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Brooks and certain other information. Consists of 38,298 shares of common stock and 18,399 shares of restricted stock units expected to vest within 60 days of March 31, 2021 held by Brooks (does not include 680,775 shares of restricted stock units that are not expected to vest within 60 days of March 31, 2021).
(10)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Wolfe and certain other information. Consists of 3,680 shares of common stock and 1,840 shares of restricted stock units expected to vest within 60 days of March 31, 2021 held by Wolfe (does not include 82,797 shares of restricted stock units that are not expected to vest within 60 days of March 31, 2021).
(11)	Consists of shares of common stock held by all directors and executive officers as a group and 3,597,890 shares held by HCP-FVA.
16

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

17

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

Please see “Item 10. – Directors, Executive Officers and Corporate Governance” for a discussion of Director independence.

Related Party Transactions Reviewed During 2019 and 2020

Martin M. Hale, Jr., a member of the Company’s Board of Directors, is a general partner of HCP-FVA, the holder in excess of 50% of the Company’s Series A Preferred Stock. The Series A Preferred Stock was purchased by Hale Capital, of which Mr. Hale is a general partner, pursuant to a September 16, 2013 stock purchase agreement with the Company at a time when Mr. Hale was not a director of the Company. Hale Capital subsequently assigned all of its rights in the Series A Preferred Stock to HCP-FVA. Under the terms of the Certificate of Designations, the holders of the Series A Preferred Stock are entitled, as a group, to nominate and to elect up to two directors so long as at least 85% of the Company’s Series A Preferred Stock is outstanding. HCP-FVA, the sole holder of the Series A Preferred Stock at the time, nominated and elected Mr. Hale in September 2013 and Michael P. Kelly on October 29, 2014, to the Company’s Board of Directors.

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

18

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

In December 2018, outstanding Financing Warrants to purchase 489,321,074 of the Company’s common stock were exercised resulting in the issuance of 489,321,074 shares of common stock (the “Warrant Exercise”). In connection with the Warrant Exercise, the Company received proceeds of approximately $489,321 which was used to reduce the outstanding principal due on the Amended and Restated Loan Agreement. Such amounts repaid included $303,379.07 to HCP-FVA, $122,214.13 to ESW Capital LLC, $54,264.08 to Nantahala and $763.92 to Mr. Kelly.

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

19

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

Fees for services rendered by Marcum LLP (“Marcum”) for the years 2020 and 2019 are as follows:

Audit Fees: Fees billed for professional services rendered by Marcum for the audit of the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2020 and 2019 and the reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Qs during such fiscal year. These fees also include (i) statutory audits of certain Company subsidiaries, (ii) audit of internal control over financial reporting, required under Section 404 of the Act, and (iii) consent fees.

Audit Related Fees: None.

Tax Fees: Fees billed for tax-related services for certain Company subsidiaries rendered by (i) Marcum in 2020 and 2019 to the Company.

All Other Fees: Fees billed for professional services rendered by Marcum related to certain proxy disclosure calculations for 2020 and 2019.

The approximate fees for each category were as follows:
	Years Ended December 31,
Description	2020	2019
Audit Fees	$127,720	$169,917
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

The Audit Committee has considered whether the provision by Marcum of the services covered by the fees other than the audit fees was compatible with maintaining Marcum’s independence and believes that it was compatible.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

See accompanying Index to Exhibits.

20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FalconStor Software, Inc.

By:	/s/ Todd Brooks
	Name:	Todd Brooks
	Title:	President and Chief Executive Officer (principal executive officer)

Date: April 23, 2021

INDEX TO EXHIBITS

The Index to Exhibits previously filed in the Original Filing remains in effect with the exception of the addition of the following exhibits, filed herewith:

Exhibit No.	Exhibit
31.3*	Certification of the Chief Executive Officer
31.4*	Certification of the Chief Financial Officer

*	Filed herewith.