Form 10-Q
period 2021-03-31
FALCONSTOR SOFTWARE INC
filed 2021-05-05
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

The number of shares of common stock outstanding as of April 30, 2021 was 5,949,463.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,020,989	$1,920,656
Accounts receivable, net of allowances	2,954,033	2,836,571
Prepaid expenses and other current assets	2,063,111	1,837,596
Contract assets	380,119	254,483
Inventory	15,061	15,275
Total current assets	7,433,313	6,864,581
Property and equipment, net of accumulated depreciation and amortization	196,630	197,020
Operating lease right-of-use assets, net	202,495	536,272
Deferred tax assets, net	312,342	330,552
Software development costs, net	17,639	19,278
Other assets	862,515	863,964
Goodwill	4,150,339	4,150,339
Other intangible assets, net	84,052	100,134
Long-term contract assets	188,119	343,934
Total assets	$13,447,444	$13,406,074
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$917,570	$453,791
Accrued expenses	2,374,705	2,293,765
Current portion of lease liabilities	235,962	665,074
Short-term loan, net of debt issuance costs and discounts	3,396,568	3,320,863
Deferred revenue	4,151,083	4,603,270
Total current liabilities	11,075,888	11,336,763
Other long-term liabilities	698,323	703,889
Notes payable, net of debt issuance costs and discounts	—	754,000
Deferred tax liabilities	520,905	513,027
Deferred revenue, net of current portion	2,303,675	1,765,859
Total liabilities	14,598,791	15,073,538
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $13,623,747 and $13,346,577, respectively	13,415,006	12,940,722
Stockholders' deficit:
Common stock - $0.001 par value, 30,000,000 shares authorized, 5,949,463 shares and 5,949,463 shares issued and outstanding, respectively	5,949	5,949
Additional paid-in capital	109,637,357	110,107,170
Accumulated deficit	(122,308,096)	(122,733,344)
Accumulated other comprehensive loss, net	(1,901,563)	(1,987,961)
Total stockholders' deficit	(14,566,353)	(14,608,186)
Total liabilities and stockholders' deficit	$13,447,444	$13,406,074
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product revenue	$2,139,729	$1,048,963
Support and services revenue	1,688,597	2,131,224
Total revenue	3,828,326	3,180,187
Cost of revenue:
Product	222,834	139,460
Support and service	426,173	407,920
Total cost of revenue	649,007	547,380
Gross profit	3,179,319	2,632,807
Operating expenses:
Research and development costs	659,940	674,924
Selling and marketing	1,396,640	981,191
General and administrative	837,867	1,093,169
Restructuring costs	302,313	287,460
Total operating expenses	3,196,760	3,036,744
Operating income (loss)	(17,441)	(403,937)
Gain on debt extinguishment	754,000	—
Interest and other expense	(266,695)	(245,839)
Income (loss) before income taxes	469,864	(649,776)
Income tax expense (benefit)	44,616	70,064
Net income (loss)	$425,248	$(719,840)
Less: Accrual of Series A redeemable convertible preferred stock dividends	277,170	285,760
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	197,114	26,090
Net income (loss) attributable to common stockholders	$(49,036)	$(1,031,690)
Basic net income (loss) per share attributable to common stockholders	$(0.01)	$(0.17)
Diluted net income (loss) per share attributable to common stockholders	$(0.01)	$(0.17)
Weighted average basic shares outstanding	5,949,463	5,919,643
Weighted average diluted shares outstanding	5,949,463	5,919,643

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$425,248	$(719,840)
Other comprehensive income (loss), net of applicable taxes
Foreign currency translation	86,398	(13,153)
Total other comprehensive income (loss), net of applicable taxes:	86,398	(13,153)
Total comprehensive income (loss)	$511,646	$(732,993)
Less: Accrual of Series A redeemable convertible preferred stock dividends	277,170	285,760
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	197,114	26,090
Total comprehensive income (loss) attributable to common stockholders	$37,362	$(1,044,843)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2021	5,949,463	$5,949	$110,107,170	$(122,733,344)	$(1,987,961)	$(14,608,186)
Net income (loss)				425,248		425,248
Share-based compensation to employees			4,471			4,471
Restricted stock issued			—			—
Accretion of Series A redeemable convertible preferred stock			(197,114)			(197,114)
Dividends on Series A redeemable convertible preferred stock			(277,170)			(277,170)
Foreign currency translation					86,398	86,398
Balance at March 31, 2021	5,949,463	$5,949	$109,637,357	$(122,308,096)	$(1,901,563)	$(14,566,353)

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2020	5,918,733	$5,919	$111,727,888	$(123,871,853)	$(1,893,260)	$(14,031,306)
Net income (loss)				(719,840)		(719,840)
Share-based compensation to employees			4,510			4,510
Restricted stock issued	1,104	1	(1)			—
Accretion of Series A redeemable convertible preferred stock			(26,090)			(26,090)
Dividends on Series A redeemable convertible preferred stock			(285,760)			(285,760)
Foreign currency translation					(13,153)	(13,153)
Balance at March 31, 2020	5,919,837	$5,920	$111,420,547	$(124,591,693)	$(1,906,413)	$(15,071,639)

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$425,248	$(719,840)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,486	33,563
Amortization of debt discount on notes payable	75,705	109,861
Amortization of right of use assets	333,777	353,715
Gain on debt extinguishment	(754,000)	—
Share-based payment compensation	4,471	4,510
Provision for (recovery of) returns and doubtful accounts	—	(81,244)
Deferred income taxes (benefit)	7,878	24,545
Changes in operating assets and liabilities:
Accounts receivable	(129,714)	1,720,163
Prepaid expenses and other current assets	(250,034)	121,591
Contract assets	30,179	229,042
Inventory	—	15,539
Other assets	(1,031)	(51)
Accounts payable	536,721	(433,791)
Accrued expenses and other long-term liabilities	114,335	(171,461)
Operating lease liabilities	(429,112)	(403,100)
Deferred revenue	115,750	(1,201,373)
Net cash provided by (used in) operating activities	137,659	(398,331)
Cash flows from investing activities:
Purchases of property and equipment	(41,121)
Security deposits	1,588	(82,908)
Purchase of intangible assets	—	(11,360)
Net cash provided by (used in) investing activities	(39,533)	(94,268)
Effect of exchange rate changes on cash and cash equivalents	2,207	(6,446)
Net increase (decrease) in cash and cash equivalents	100,333	(499,045)
Cash and cash equivalents, beginning of period	1,920,656	1,475,166
Cash and cash equivalents, end of period	$2,020,989	$976,121
Supplemental disclosures:
Cash paid for interest	$75,816	$52,546
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$277,170	$285,760
Accretion of Series A redeemable convertible preferred stock	$197,114	$26,090

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

(a)  The Company and Nature of Operations

FalconStor Software, Inc., a Delaware corporation ("we", the "Company" or "FalconStor"), is a leading storage software company offering a converged data services software platform that is hardware agnostic. The Company develops and sells data migration, business continuity, disaster recovery, optimized backup and de-duplication solutions and provides the related maintenance, implementation and engineering services.

(b) Liquidity

As of March 31, 2021, the Company had a working capital deficiency of $3.6 million, which is inclusive of current deferred revenue of $4.2 million, and a stockholders' deficit of $14.6 million. During the three months ended March 31, 2021, the Company had net income of $0.4 million and positive cash flow from operations of $0.1 million. The Company's total cash balance at March 31, 2021 was $2.0 million, an increase of $100,333 compared to December 31, 2020.

The Company’s principal sources of liquidity at March 31, 2021 consisted of cash and future cash anticipated to be generated from operations. The Company generated positive net income and cash flows from operations during the three months ended March 31, 2021. Although the Company reported negative working capital as of March 31, 2021, it was primarily due to notes payable and deferred revenue. The Company is currently a party to the Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and among the company, HCP-FVA, LLC (“HCP-FVA”), EW Capital, LLC, the lenders party thereto and the other loan parties named therein (the “Amended and Restated Loan Agreement”). The maturity date of the Company’s obligations under the Amended and Restated Loan Agreement is June 30, 2021 and as of March 31, 2021, the Company is obligated to repay the loan parties $3.5 million, of which $2.2 million is owed to HCP-FVA. The Company also has outstanding Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) which currently can be redeemed by the holders of the Series A Preferred Stock at July 30, 2021. If such Series A Preferred Stock was redeemed at March 31, 2021, the Company would be required to pay the holders of the Series A Preferred Stock $13.6 million. HCP-FVA is the majority holder of the Series A Preferred Stock and no Series A Preferred Stock can be redeemed without the consent of HCP-FVA.

HCP-FVA is an affiliated party of Hale Capital Partners and Hale Capital Partners and affiliated entities (“HCP”) have agreed if necessary to extend the maturity date of the indebtedness owed to HCP-FVA under the Amended and Restated Loan Agreement from June 30, 2021 to at least July 1, 2022. Similarly, HCP has agreed if necessary to extend the commencement of the optional redemption date of the Series A Preferred Stock from July 30, 2021 to at least July 1, 2022. The Company believes its current cash balances together with anticipated cash flows from operating activities, and its plans to extend the maturity of its borrowings from HCP-FVA and commencement of the optional redemption date of the Series A Preferred Stock will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were available to be issued.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company at March 31, 2021, and the results of its operations for the three months ended March 31, 2021 and 2020. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").

(g)  Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The objective of the guidance is to improve the effectiveness of disclosure requirements on defined benefit pension plans and other postretirement plans. The guidance is effective for fiscal years beginning after December 15, 2020. Adoption of this new standard did not have a significant impact to our disclosures.

In December 2019, the FASB released ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. Adoption of this new standard did not have a material impact on the Company.

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

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) Summary of Significant Accounting Policies of the 2020 Form 10-K. There have been no significant changes in the Company's significant accounting policies since December 31, 2020. For a description of the Company's significant accounting policies refer to the 2020 Form 10-K.

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

Contract Balances

    Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a contract asset when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing. For perpetual licenses with multi-year maintenance agreements, the company invoices the license and generally one year of maintenance with future maintenance generally invoiced annually. For multi-year subscription licenses, the Company generally invoices customers annually at the beginning of each annual coverage period. The Company records a contract asset related to revenue recognized for multi-year on-premises licenses as its right to payment is conditioned upon providing product support and services in future years.

    As of March 31, 2021 and December 31, 2020, accounts receivable, net of allowance for doubtful accounts, was $3.0 million and $2.8 million, respectively. As of both March 31, 2021 and December 31, 2020, short and long-term contract assets, net of allowance for doubtful accounts, was $0.6 million.

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

    Changes in deferred revenue were as follows:

Three Months Ended March 31, 2021
Balance at December 31, 2020	$6,369,129
Deferral of revenue	3,915,390
Recognition of revenue	(3,828,326)
Change in reserves	(1,435)
Balance at March 31, 2021	$6,454,758

    Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $6.5 million as of March 31, 2021, of which the Company expects to recognize approximately 64% of such amount as revenue over the next 12 months and the remainder thereafter.

    Approximately $2.0 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of March 31, 2021. We expect to recognize revenue on approximately 39% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

Right of Use Assets and Liabilities

    We have various operating leases for office facilities that expire through 2021. Below is a summary of our ROU assets and liabilities as of March 31, 2021.

Right of use assets	$202,495
Lease liability obligations, current	235,962
Lease liability obligations, less current portion	—
Total lease liability obligations	$235,962
Weighted-average remaining lease term	0.54
Weighted-average discount rate	5.74%

	Three Months Ended March 31,
	2021	2020
Components of lease expense:
Operating lease cost	$414,351	$489,043
Sublease income	(75,314)	(199,055)
Net lease cost	$339,037	$289,988

    During the three months ended March 31, 2021 and 2020, operating cash flows from operating leases were approximately $354,968 and $547,623, respectively.

Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of March 31, 2021, are as follows:

2021	237,525
Total minimum lease payments	237,525
Less interest	1,563
Present value of lease liabilities	235,962

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Stock options and restricted stock	1,395,993	1,178,974
Series A redeemable convertible preferred stock	87,815	87,815
Total anti-dilutive common stock equivalents	1,483,808	1,266,789

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Gross carrying amount	$18,813,944	$18,791,841
Accumulated depreciation	(18,617,314)	(18,594,821)
Property and Equipment, net	$196,630	$197,020

For the three months ended March 31, 2021 and 2020, depreciation expense was $39,765 and $45,943, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Gross carrying amount	$2,950,132	$2,950,132
Accumulated amortization	(2,932,493)	(2,930,854)
Software development costs, net	$17,639	$19,278

During the three months ended March 31, 2021 and 2020, the Company recorded $1,639 and $2,791, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,027,912	$4,027,912
Accumulated amortization	(3,943,860)	(3,927,778)
Net carrying amount	$84,052	$100,134

    For the three months ended March 31, 2021 and 2020, amortization expense was $16,082 and $(15,171), respectively.

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

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of March 31, 2021:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,471,997	(31,368)	1,442,828

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of March 31, 2021:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	3,850
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	5,930

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cost of revenue - Product	$227	$—
Cost of revenue - support and service	181	103
Research and development costs	—	428
Selling and marketing	2,677	184
General and administrative	1,386	3,795
	$4,471	$4,510

(8) Income Taxes

    The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $44,616. The effective tax rate for the three months ended March 31, 2021 was 7.0%. The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings and the application of valuation allowances. As of March 31, 2021, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

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

The Company’s total unrecognized tax benefits, excluding interest, at both March 31, 2021 and December 31, 2020 were $75,506. As of March 31, 2021 and December 31, 2020, the Company had $37,207 and $35,340, respectively, of accrued interest reflected in accrued expenses. The Company expects approximately $8,000 of tax benefits during the next twelve months due due to expiring statute of limitations, which will impact the Company's effective tax rate.

(9) Notes Payable

    The notes payable balance consists of the following:

Total notes payable, net at December 31, 2020	$4,074,863
Accretion of discount	75,705
PPP loan forgiveness	(754,000)
Total notes payable, net at March 31, 2021	$3,396,568

Senior Secured Debt

    The $4 million senior secured debt bears interest at prime plus 0.75% and matures on June 30, 2021. As of March 31, 2021, the Company was in compliance with the financial covenants contained in the Amended and Restated Term Loan Credit Agreement.
Loan under the Paycheck Protection Program
On April 28, 2020, the Company entered into a loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000, pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
The PPP Loan is evidenced by a promissory note dated April 28, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The PPP Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company has used a significant majority of the Loan amount for Qualifying Expenses.

    The PPP Loan was forgiven on March 30, 2021.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At March 31, 2021, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets.

•Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At March 31, 2021 and December 31, 2020, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At March 31, 2021 and December 31, 2020, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of March 31, 2021 or December 31, 2020.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	470,222	—	—	470,222
Total derivative liabilities	470,222	—	—	470,222

Total assets and liabilities measured at fair value	$470,222	$—	$—	$470,222

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	472,851	—	—	472,851
Total derivative liabilities	472,851	—	—	472,851

Total assets and liabilities measured at fair value	$472,851	$—	$—	$472,851

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Beginning Balance	$472,851	$483,804
Total income recognized in earnings	(2,629)	(2,752)
Ending Balance	$470,222	$481,052

(11) Commitments and Contingencies

    The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, New York office facility that expires in April 2021. The Company has sublet a portion of this lease. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases occur in 2021. The following is a schedule of future minimum lease payments as well as sublease income for all operating leases as of March 31, 2021:

	Payments	Sublease Income	Net Commitments
2021	237,525	(25,105)	212,420
	$237,525	$(25,105)	$212,420

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2021, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (12), the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of March 31, 2021, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

In addition, as of March 31, 2021, the Company's liability for uncertain tax positions totaled $112,712. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

(12) Series A Redeemable Convertible Preferred Stock

The Company has 900,000 shares of Series A Preferred Stock outstanding. Pursuant to the Amended and Restated  Certificate of Designations, Preferences and Rights  for the Series A Preferred Stock (the "Certificate of Designations"), each share of Series A Preferred Stock can be converted into shares of the Company’s common stock, at an initial conversion price of $102.488 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, (i) at any time at the option of the holder or (ii) by the Company if, following the first anniversary of the issuance of the Series A Preferred Stock (subject to extension under certain circumstances), the volume weighted average trading price per share of the Company’s common stock for sixty (60) consecutive trading days exceeds 250% of the conversion price and continues to exceed 225% of the conversion price through the conversion date, subject at all times to the satisfaction of, and the limitations imposed by, the equity conditions set forth in the Certificate of Designations (including, without limitation, the volume limitations set forth therein).
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
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares of common stock upon conversion of the Series A Preferred Stock in accordance with its obligations, the holders may require the Company to redeem all or some of the Series A Preferred Stock at a price per share equal to the greater of (i) the sum of 100% of the stated value of a share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto, and (ii) the product of the number of shares of common stock underlying a share of Series A Preferred Stock and the closing price as of the occurrence of the triggering event. On or after July 30, 2021, subject to the approval of HCP-FVA, each holder of Series A Preferred Stock can also require the Company to redeem its Series A Preferred Stock in cash at a per share price equal to 100% of the stated value of a share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto. Notwithstanding the forgoing, no holder of Series A Preferred Stock is permitted to exercise any rights or remedies upon a Breach Event or to exercise any redemption rights under the Certificate of Designations, unless approved by the holders of a majority of the then outstanding shares of Series A Preferred Stock. As described under Note (1), HCP-FVA has agreed to extend if necessary the commencement of the optional redemption date of the Series A Preferred Stock from July 30, 2021 to July 1, 2022.
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

    As of March 31, 2021 and December 31, 2020, the fair value of these derivative instruments was $470,222 and $472,851, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the three months ended March 31, 2021 and March 31, 2020 of $2,629 and 2,752, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
Beginning Balance	$472,851	$483,804
Total income recognized in earnings	(2,629)	(2,752)
Ending Balance	$470,222	$481,052

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the Commitment, Hale Capital Partners, LP, which was the sole holder of the Series A Preferred Stock, agreed to the Series A mandatory extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the three months ended March 31, 2021 and 2020, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$425,248	$(719,840)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	277,170	285,760
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	197,114	26,090
Net income (loss) attributable to common stockholders	$(49,036)	$(1,031,690)

The Series A Preferred Stock consists of the following:

Total Series A redeemable convertible preferred stock, net at December 31, 2020	$12,940,722
Accrued dividends	$277,170
Accretion of preferred stock	$197,114
Total Series A redeemable convertible preferred stock, net at March 31, 2021	$13,415,006

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$(1,995,680)	$7,719	$(1,987,961)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	86,398	—	86,398
Total other comprehensive income (loss)	86,398	—	86,398
Accumulated other comprehensive income (loss) at March 31, 2021	$(1,909,282)	$7,719	$(1,901,563)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(1,926,826)	$33,566	$(1,893,260)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(13,153)	—	(13,153)
Total other comprehensive income (loss)	(13,153)	—	(13,153)
Accumulated other comprehensive income (loss) at March 31, 2020	$(1,939,979)	$33,566	$(1,906,413)

(14) Stockholders' Equity

Stock Repurchase Activity

During the three months ended March 31, 2021 and 2020, the Company did not repurchase any shares of its common stock. As of March 31, 2021, the Company had the authorization under previous Board approved stock repurchase plans to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three months ended March 31, 2021 and 2020, and the location of long-lived assets as of March 31, 2021 and December 31, 2020, are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Revenue:
Americas	$1,708,177	$1,094,904
Asia Pacific	509,293	983,795
Europe, Middle East, Africa and Other	1,610,856	1,101,488
Total Revenue	$3,828,326	$3,180,187

	March 31, 2021	December 31, 2020
Long-lived assets:
Americas	$1,253,841	$1,735,986
Asia Pacific	485,147	502,344
Europe, Middle East, Africa and Other	40,752	52,690
Total long-lived assets	$1,779,740	$2,291,020

For the three months ended March 31, 2021, the Company had two customers that accounted for 10% or more of total revenue, respectively. For the three months ended March 31, 2020, the Company had two customers that accounted for 10% or more of total revenue, respectively.

As of March 31, 2021, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2020, the Company had one customer that accounted for 10% or more of the gross accounts receivable balance.

(17) Restructuring Costs

    In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort the Company vacated a portion of the Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended March 31, 2021, the Company incurred lease disposal-related costs for this property of $0.3 million. As of March 31, 2021, $20,595 of the Company's remaining accrued lease disposal cost has been recorded as a component of operating lease liabilities. The Company expects the remaining accrued severance-related costs of $229,051 at March 31, 2021 to be paid once final settlement litigation is completed, which is expected to occur by December 31, 2021.

In the third quarter of 2019, the Company adopted an expense control plan (the "2019 Plan") to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis. In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the three months ended March 31, 2020, the Company incurred $0.1 million in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is prepared to keep in place for the remainder of 2020 (the "2020 Plan"). The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. During the three months ended March 31, 2021, the Company has not yet incurred severance expense as a result of this action.

The following table summarizes the activity during 2020 and 2021 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at December 31, 2019	$293,799	$237,493	$531,292
Additions (Reductions)	76,708	210,752	287,460
Utilized/Paid	(156,415)	(225,835)	(382,250)
Balance at March 31, 2020	$214,092	$222,410	$436,502
Additions (Reductions)	—	153,685	153,685
Translation Adjustment	4,674	—	4,674
Utilized/Paid	—	(201,211)	(201,211)
Balance at June 30, 2020	$218,766	$174,884	$393,650
Additions (Reductions)	—	317,595	317,595
Translation Adjustment	9,554	—	9,554
Utilized/Paid	—	(366,562)	(366,562)
Balance at September 30, 2020	$228,320	$125,917	$354,237
Additions (Reductions)	—	274,086	274,086
Translation Adjustment	11,124	—	11,124
Utilized/Paid	—	(324,537)	(324,537)
Balance at December 31, 2020	$239,444	$75,466	$314,910
Additions (Reductions)	—	302,313	302,313
Translation Adjustment	(10,393)	—	(10,393)
Utilized/Paid	—	(357,184)	(357,184)
Balance at March 31, 2021	$229,051	$20,595	$249,646

    The severance and facility related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2017, 2019 and 2020 Plans are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

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

OVERVIEW

FalconStor is a data protection technology company enabling enterprises to modernize their data backup and archival operations across multiple sites and public clouds. We deliver increased data security and provide fast recovery from ransomware attacks, while driving down an enterprise’s data storage footprint by up to 90%. As an established technology leader with 47 patents and patent applications, we have over an exabyte of data under management and offer products that are used by more than 600 enterprise customers. Our products are offered through and supported by a worldwide network of leading service providers, systems integrators, resellers, managed services providers (“MSPs”) and original equipment manufacturers (“OEMs”).

Our products are utilized by enterprises and managed service providers to address two key areas of enterprise data protection: (i) long-term data retention and recovery, and (ii) data replication to preserve business continuity. Our innovative integration with modern cloud-based data storage environments, such as Amazon Web Services (“AWS”) and Microsoft Azure, enables our enterprise customers to significantly reduce costs and improve the portability, security and accessibility of their enterprise data. We believe this accessibility is key in our modern world, where data must be protected and intelligently leveraged to facilitate learning, improve product design and drive competitive advantage. Our products are software-defined and can be used regardless of the underlying hardware, cloud and source-data, which enables our enterprise customers to maximize their existing hardware and software investments.

In 2020, we focused our go to market efforts on long-term data retention and recovery data protection segment, building on the momentum we generated in 2019 and increasing profitability. We increased our go-to-market investment within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia, and we released StorSafeTM, the next generation of our Virtual Tape Library (“VTL”) product family built for the cloud, while carefully managing operating expenses.

During first quarter of 2021, we delivered 20% year-over-year total revenue growth despite the economic turmoil caused by the global COVID-19 pandemic. While uncertainties continue to exist as a result of COVID-19, we have seen our customers and prospects continue to invest in the business critical area of data production in which we sell our solutions.

GAAP revenue increased by $0.6 million during the first quarter of 2021, compared to first quarter of 2020. We delivered $0.4 million of net income in the first quarter of 2021, compared to a net loss of $0.7 million in first quarter of 2020. The $0.4 million in net income in the first quarter of 2021 includes a gain on debt extinguishment of $0.7 million which resulted from the forgiveness of the Paycheck Protection Loan we received under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") loan program (the "PPP Loan"). Our improved profitability has allowed us to make additional targeted investments, primarily related to Sales, R&D, and Support personnel, while maintaining a profitable expense base.

During the first quarter of 2021, our strategy was to continue focus within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia. As result of this strategy, we delivered:

•73% increase in new customer bookings year-over-year across all product lines

During the first quarter of 2021, we continued to deliver innovation and enhance each of our products. Our StorSafeTM solution is a vital backup long-term archive retention tool in enterprise IT departments’ data protection arsenal. It enables them to modernize their backup and archive environments, leverage efficient hybrid- and public-cloud storage environments, such as those provided by AWS and Microsoft Azure, save operational costs, and improve restore performance for rapid remote disaster recovery.

Through StorSafeTM, we are making progress expanding our technology to deliver an enterprise-class, highly flexible backup and archive data storage optimization solution.

By leveraging patent pending industry-standard container technology to enable persistent long-term archive storage, StorSafeTM not only retains the data reduction delivered as it exports data to lower cost on premise repositories and industry leading cloud providers like AWS, Microsoft Azure and IBM but also enables archive data portability, accessibility, security, and integrity validation. As a result, a full spectrum of archive data storage options will be made available to our enterprise customers to efficiently utilize essentially any storage environment, while confidently ensuring data security and efficient archive access.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2020.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the three months ended March 31, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change Period to Period
(amounts in dollars)	2021		2020
Revenue:
Product revenue	$2,139,729	56%	$1,048,963	33%	$1,090,766	104%
Support and services revenue	1,688,597	44%	2,131,224	67%	(442,627)	(21)%
Total revenue	3,828,326	100%	3,180,187	100%	648,139	20%
Cost of revenue:
Product	222,834	6%	139,460	4%	83,374	60%
Support and service	426,173	11%	407,920	13%	18,253	4%
Total cost of revenue	649,007	17%	547,380	17%	101,627	19%
Gross profit	3,179,319	83%	2,632,807	83%	546,512	21%
Operating expenses:
Research and development costs	659,940	17%	674,924	21%	(14,984)	(2)%
Selling and marketing	1,396,640	36%	981,191	31%	415,449	42%
General and administrative	837,867	22%	1,093,169	34%	(255,302)	(23)%
Restructuring costs	302,313	8%	287,460	9%	14,853	5%
Total operating expenses	3,196,760	84%	3,036,744	95%	160,016	5%
Operating income (loss)	(17,441)	—%	(403,937)	(13)%	386,496	96%
Gain on debt extinguishment	754,000	20%	—	—%	754,000	—%
Interest and other expense	(266,695)	(7)%	(245,839)	(8)%	(20,856)	(8)%
Income (loss) before income taxes	469,864	12%	(649,776)	(20)%	1,119,640	172%
Income tax expense (benefit)	44,616	1%	70,064	2%	(25,448)	(36)%
Net income (loss)	$425,248	11%	$(719,840)	(23)%	$1,145,088	159%
Less: Accrual of Series A redeemable convertible preferred stock dividends	277,170	7%	285,760	9%	(8,590)	(3)%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	197,114	5%	26,090	1%	171,024	656%
Net income (loss) attributable to common stockholders	$(49,036)	(1)%	$(1,031,690)	(32)%	$982,654	95%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended March 31, 2021, we recognized revenue of $3.8 million, compared with $3.2 million in the prior year period.

Product revenue

Product revenue is comprised of sales of both licenses for our software solutions and sales of the platforms on which the software is installed. This includes stand-alone software applications and, on occasion, software integrated with industry standard hardware. We no longer primarily source or sell hardware, rather we facilitate our customers in buying their own hardware. Our products are sold through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users. These revenues are recognized when all the applicable criteria under accounting principles generally accepted in the United States are met.

For the three months ended March 31, 2021 and 2020, product revenue represented 56% and 33% of our total revenue, respectively. Product revenue of $2.1 million for the three months ended March 31, 2021 increased $1.1 million, or 104%, from $1.0 million in the prior year period.

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

Maintenance and technical support services revenue for the three months ended March 31, 2021 decreased to $1.6 million, compared to $2.0 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue over the previous year reflects a decline in maintenance renewal revenue as a result of conversion to subscription contracts and customer attrition.

Professional services revenue for the three months ended March 31, 2021 decreased to $0.1 million, compared to $0.2 million in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended March 31, 2021 increased 19% to $0.6 million, compared with $0.5 million in the prior year period. Total gross profit increased $0.5 million, or 21%, to $3.2 million for the three months ended March 31, 2021, compared with $2.6 million for the prior year period. Total gross margin remained the same at 83% for the three months ended March 31, 2021, compared with the prior year period. The increase in our total gross profit, in absolute dollars, was primarily due to product mix, and as a result of an intentional shift away from selling hardware, which yields significantly lower profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of personnel costs and amortization of capitalized software. Cost of product revenue for the three months ended March 31, 2021 increased to $0.2 million, compared with $0.1 million in the prior year period. Product gross margin for the three months ended March 31, 2021 increased, year over year, to 90% from 87% for the same period in 2020. The increase in cost of product revenue and increase in gross margin for the current year was primarily due to an intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended March 31, 2021 increased 4% to $0.4 million, compared with $0.4 million in the prior year period. Support and service gross margin decreased to 75% for the three months ended March 31, 2021, compared with 81% for the prior year period, which was primarily attributable to a decrease in maintenance and support services revenue while costs increased slightly, year over year.

Operating Expenses

Our operating expenses for the three months ended March 31, 2021 increased $0.2 million to $3.2 million from $3.0 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $14,984, or 2%, to $0.7 million for the three months ended March 31, 2021, from $0.7 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses increased $0.4 million, or 42%, to $1.4 million for the three months ended March 31, 2021 from $1.0 million in the prior year period. The increase in selling and marketing expenses is primarily due to an increase in commissions and bonuses compared to the prior year period. Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $0.3 million to $0.8 million for the three months ended March 31, 2021, compared to $1.1 million for the prior year period. The decrease in general and administrative expenses was due primarily to employee and contractor positions eliminated as part of the Company's restructuring plans. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Restructuring

    In June 2017, the Board approved a comprehensive plan to increase operating performance (the "2017 Plan"). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of the Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended March 31, 2021, the Company incurred lease disposal-related costs for this property of $0.3 million.

During the three months ended September 30, 2019, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2019 Plan"), implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the three months ended March 31, 2021, the Company incurred $0 in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it is kept in place for the remainder of 2020 (the "2020 Plan"). The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. We believe the reduced expense level will enable FalconStor to remain profitable during the remainder of 2020, even with continued revenue challenges throughout. During the three months ended March 31, 2021, the Company has not yet incurred severance expense as a result of this action.

Restructuring expense increased $14,853 for the three months ended March 31, 2021 to $302,313, compared to a restructuring expense of $287,460 in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Gain on debt extinguishment

Gain on debt extinguishment increased $754,000, to a gain of $754,000 for the three months ended March 31, 2021, compared to $0 in the prior year period. The Company's loan under the Paycheck Protection Program was forgiven on March 30, 2021. For further information, refer to Note (9) Notes Payable, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, increased $20,856 to a loss of $266,695 for the three months ended March 31, 2021, compared with a loss of $245,839 in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended March 31, 2021 and 2020, the Company recorded income tax expense of $44,616 and $70,064, respectively, consisting primarily of state and local, and foreign taxes.

    As of March 31, 2021, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

COVID-19

    While our Q1 2021 results were an improvement compared to Q1 2020 results, we are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The outbreak of COVID-19 has caused and may continue to cause travel bans or disruptions, and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity and Company Obligations

    Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of March 31, 2021 and December 31, 2020 totaled $2.0 million and $1.9 million, respectively.

We are currently a party to the Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and among our company, HCP-FVA, LLC (“HCP-FVA”), EW Capital, LLC, the lenders party thereto and the other loan parties named therein (the “Amended and Restated Loan Agreement”). The maturity date of our obligations under the Amended and Restated Loan Agreement is June 30, 2021 and as of March 31, 2021, we are obligated to repay the loan parties $3.5 million, of which $2.2 million is owed to HCP-FVA. The Company also has outstanding Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) which currently can be redeemed by the holders of the Series A Preferred Stock at July 30, 2021. If such Series A Preferred Stock was redeemed at March 31, 2021, the Company would be required to pay the holders of the Series A Preferred Stock $13.6 million.

The Amended and Restated Term Loan Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants relating to In-Force annual contract value. The Amended and Restated Term Loan Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Amended Restated Term Loan Agreement, HCP-FVA, an affiliate of Hale Capital may (and upon the written request of lenders holding in excess of 50% of the Term Loans, which must include HCP-FVA, is required to) accelerate payment of all obligations under the Amended and Restated Term Loan Credit Agreement, and seek other available remedies.

The restrictions in the Amended and Restated Term Loan Agreement may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, our ability to comply with the financial and other covenants and restrictions in the Amended and Restated Term Loan Agreement will largely depend on the pricing of our products and services, and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to the Amended and Restated Term Loan Agreement if for any reason we are unable to comply with these covenants and restrictions. The breach of any of these covenants and restrictions could result in a default under the Amended and Restated Term Loan Agreement, which could result in an acceleration of our indebtedness.

HCP-FVA is an affiliated party of Hale Capital Partners and Hale Capital Partners and affiliated entities (“HCP”) have agreed if necessary to extend the maturity date of the indebtedness owed to HCP-FVA under the Amended and Restated Loan Agreement from June 30, 2021 to at least July 1, 2022. Similarly, HCP has agreed if necessary to extend the commencement of the optional redemption date of the Series A Preferred Stock from July 31, 2021 to at least July 1, 2022. Under the terms of the Series A Preferred Stock, no holder of Series A Preferred Stock can exercise their redemption right without the consent of HCP-FVA.

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

Liquidity

As of March 31, 2021, we had a working capital deficiency of $3.6 million, which is inclusive of current deferred revenue of $4.2 million, and a stockholders' deficit of $14.6 million. During the three months ended March 31, 2021, the Company had a net income of $0.4 million and positive cash flow from operations of $0.1 million. The Company's total cash balance at March 31, 2021 was $2.0 million, an increase of $100,333 compared to December 31, 2020. On April 28, 2020, the company entered into the Loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000, pursuant to the PPP under the CARES act, which was forgiven by the Small Business Administration in March 2021.

In December 2019, the Company entered into an amendment to the Amended and Restated Credit Agreement which provided for a new $2,500,000 term loan facility to the Company with an interest rate of 15% (the “2019 Term Loan”). In addition, while any portion of the 2019 Term Loan is outstanding the Company must satisfy additional financial covenants under the Amended and Restated Credit Agreement. In December 2019, the Company drew down $1,000,000 of the 2019 Term Loan, all of which was repaid in September 2020. Accordingly, no amounts are currently outstanding under the 2019 Term Loan.

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

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented the 2020 Plan, that it kept in place for the remainder of 2020. This plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. The 2020 Plan was completed on December 31, 2020.

Based on its projected cash flows from operations, commitments from HCP, ongoing financing activities, cost cutting measures in place and existing cash on hand, the Company is projecting to have sufficient liquidity and to be cash flow positive through May 5, 2022.

Cash Flow Analysis

Cash flow information is as follows:

	Three Months Ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	137,659	(398,331)
Investing activities	(39,533)	(94,268)
Financing activities	—	—
Effect of exchange rate changes	2,207	(6,446)
Net increase (decrease) in cash and cash equivalents	$100,333	$(499,045)

Net cash provided by operating activities totaled $0.1 million for the three months ended March 31, 2021, compared with $0.4 million of net cash used in operating activities in the prior year period. The changes in net cash provided by operating activities for the three months ended March 31, 2021, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $0.0 million for the three months ended March 31, 2021, compared with net cash used in investing activities of $0.1 million in the prior year period. Included in investing activities are purchases of property and equipment, intangible assets and cash received from security deposits.

Net cash used in financing activities totaled $0.0 million for the three months ended March 31, 2021, compared with net cash used in financing activities of $0.0 million in the prior year period.

Total cash and cash equivalents increased $0.1 million to $2.0 million at March 31, 2021 compared to December 31, 2020.

Contractual Obligations

As of March 31, 2021, our significant commitments are related to (i) the Amended and Restated Term Loan Credit Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

    The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2021:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2021	237,525	3,510,679	35,107	—	—	—
2022	—	—	—	—	—	—
Other	—	—	—	112,712	9,000,000	5,002,282
Total contractual obligations	$237,525	$3,510,679	$35,107	$112,712	$9,000,000	$5,002,282
Sublease income	$(25,105)	$—	$—	$—	$—	$—
Net contractual obligations	$212,420	$3,510,679	$35,107	$112,712	$9,000,000	$5,002,282

(a) See Note (9) Notes Payable to our unaudited condensed consolidated financial statements for further information and for a detailed description of the Amended and Restated Term Loan Credit Agreement.

(b) Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1), "Summary of Significant Accounting Policies" of our 2020 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2020.

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2021 and 2020, approximately 55% and 66%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2021, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.7 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

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
The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer and principal accounting officer) have evaluated the effectiveness of its “disclosure controls and procedures” as of the end of the period covered this report.

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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

The Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Quarterly Report on Form 10Q present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by our Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

None.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our 2020 Form 10-K.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – March 31, 2021 and December 31, 2020.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2021 and 2020.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three Months Ended March 31, 2021 and 2020.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three Months Ended March 31, 2021 and 2020.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2021 and 2020.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – March 31, 2021.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
May 5, 2021	(principal executive officer)