Form 10-Q
period 2021-06-30
FALCONSTOR SOFTWARE INC
filed 2021-08-04
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

The number of shares of common stock outstanding as of July 30, 2021 was 7,074,364.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,741,600	$1,920,656
Accounts receivable, net of allowances	2,162,640	2,836,571
Prepaid expenses and other current assets	1,513,363	1,837,596
Contract assets	354,096	254,483
Inventory	15,381	15,275
Total current assets	7,787,080	6,864,581
Property and equipment, net	186,476	197,020
Operating lease right-of-use assets, net	194,888	536,272
Deferred tax assets	313,697	330,552
Software development costs, net	15,994	19,278
Other assets	124,552	863,964
Goodwill	4,150,339	4,150,339
Other intangible assets, net	78,504	100,134
Long-term contract assets	206,305	343,934
Total assets	$13,057,835	$13,406,074
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$578,660	$453,791
Accrued expenses	1,778,444	2,293,765
Current portion of lease liabilities	125,048	665,074
Short-term loan, net of debt issuance costs and discounts	—	3,320,863
Deferred revenue	4,097,365	4,603,270
Total current liabilities	6,579,517	11,336,763
Other long-term liabilities	638,300	703,889
Notes payable, net of debt issuance costs and discounts	2,146,596	754,000
Operating lease liabilities, net of current portion	71,205	—
Deferred tax liabilities	520,166	513,027
Deferred revenue, net of current portion	1,865,355	1,765,859
Total liabilities	11,821,139	15,073,538
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $13,906,673 and $13,346,577, respectively	13,773,115	12,940,722
Stockholders' deficit:
Common stock - $0.001 par value, 30,000,000 shares authorized, 6,789,364 shares and 5,949,463 shares issued and outstanding, respectively	6,789	5,949
Additional paid-in capital	112,020,875	110,107,170
Accumulated deficit	(122,657,780)	(122,733,344)
Accumulated other comprehensive loss	(1,906,303)	(1,987,961)
Total stockholders' deficit	(12,536,419)	(14,608,186)
Total liabilities and stockholders' deficit	$13,057,835	$13,406,074
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$1,602,005	$1,632,055	$3,741,734	$2,681,018
Support and services revenue	1,656,742	1,867,557	3,345,339	3,998,781
Total revenue	3,258,747	3,499,612	7,087,073	6,679,799
Cost of revenue:
Product	34,781	61,830	257,615	201,290
Support and service	405,960	334,396	832,133	742,316
Total cost of revenue	440,741	396,226	1,089,748	943,606
Gross profit	2,818,006	3,103,386	5,997,325	5,736,193
Operating expenses:
Research and development costs	661,147	534,000	1,321,087	1,208,924
Selling and marketing	1,259,735	1,019,940	2,656,375	2,001,131
General and administrative	658,100	845,581	1,495,967	1,938,750
Restructuring costs	421,737	153,685	724,050	441,145
Total operating expenses	3,000,719	2,553,206	6,197,479	5,589,950
Operating income (loss)	(182,713)	550,180	(200,154)	146,243
Gain on debt extinguishment	—	—	754,000	—
Interest and other expense	(164,312)	(180,249)	(431,007)	(426,088)
Income (loss) before income taxes	(347,025)	369,931	122,839	(279,845)
Income tax expense (benefit)	2,659	(36,627)	47,275	33,437
Net income (loss)	$(349,684)	$406,558	$75,564	$(313,282)
Less: Accrual of Series A redeemable convertible preferred stock dividends	282,926	260,595	560,096	546,355
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	75,183	165,141	272,297	191,231
Net income (loss) attributable to common stockholders	$(707,793)	$(19,178)	$(756,829)	$(1,050,868)
Basic net income (loss) per share attributable to common stockholders	$(0.12)	$0.00	$(0.13)	$(0.18)
Diluted net income (loss) per share attributable to common stockholders	$(0.12)	$0.00	$(0.13)	$(0.18)
Weighted average basic shares outstanding	6,021,483	5,919,837	5,985,672	5,919,740
Weighted average diluted shares outstanding	6,021,483	5,919,837	5,985,672	5,919,740

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(349,684)	$406,558	$75,564	$(313,282)
Other comprehensive income (loss), net of applicable taxes
Foreign currency translation	(4,740)	(8,087)	81,658	(21,240)
Total other comprehensive income (loss), net of applicable taxes:	(4,740)	(8,087)	81,658	(21,240)
Total comprehensive income (loss)	$(354,424)	$398,471	$157,222	$(334,522)
Less: Accrual of Series A redeemable convertible preferred stock dividends	282,926	260,595	560,096	546,355
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	75,183	165,141	272,297	191,231
Total comprehensive income (loss) attributable to common stockholders	$(712,533)	$(27,265)	$(675,171)	$(1,072,108)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2021	5,949,463	$5,949	$110,107,170	$(122,733,344)	$(1,987,961)	$(14,608,186)
Net income (loss)				425,248		425,248
Share-based compensation to employees			4,471			4,471
Accretion of Series A redeemable convertible preferred stock			(197,114)			(197,114)
Dividends on Series A redeemable convertible preferred stock			(277,170)			(277,170)
Foreign currency translation					86,398	86,398
Balance at March 31, 2021	5,949,463	$5,949	$109,637,357	$(122,308,096)	$(1,901,563)	$(14,566,353)
Net income (loss)				(349,684)		(349,684)
Sale of common stock in public offering, net of underwriting discounts and offering costs	811,750	812	2,736,958			2,737,770
Share-based compensation to employees			4,697			4,697
Shares issued in connection with vesting of restricted stock	28,151	28	(28)			—
Accretion of Series A redeemable convertible preferred stock			(75,183)			(75,183)
Dividends on Series A redeemable convertible preferred stock			(282,926)			(282,926)
Foreign currency translation					(4,740)	(4,740)
Balance at June 30, 2021	6,789,364	$6,789	$112,020,875	$(122,657,780)	$(1,906,303)	$(12,536,419)

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2020	5,918,733	5,919	111,727,888	(123,871,853)	(1,893,260)	(14,031,306)
Net income (loss)				(719,840)		(719,840)
Share-based compensation to employees			4,510			4,510
Shares issued in connection with vesting of restricted stock	1,104	1	(1)			—
Accretion of Series A redeemable convertible preferred stock			(26,090)			(26,090)
Dividends on Series A redeemable convertible preferred stock			(285,760)			(285,760)
Foreign currency translation					(13,153)	(13,153)
Balance at March 31, 2020	5,919,837	$5,920	$111,420,547	$(124,591,693)	$(1,906,413)	$(15,071,639)
Net income (loss)				406,558		406,558
Share-based compensation to employees			3,060			3,060
Accretion of Series A redeemable convertible preferred stock			(165,141)			(165,141)
Dividends on Series A redeemable convertible preferred stock			(260,595)			(260,595)
Foreign currency translation					(8,087)	(8,087)
Balance at June 30, 2020	5,919,837	$5,920	$110,997,871	$(124,185,135)	$(1,914,500)	$(15,095,844)

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$75,564	$(313,282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	105,982	97,065
Amortization of debt discount on notes payable	159,791	317,843
Amortization of right of use assets	341,384	687,226
Gain on debt extinguishment	(754,000)	—
Share-based payment compensation	9,168	7,570
Provision for (recovery of) returns and doubtful accounts	—	(81,244)
Deferred income taxes (benefit)	7,139	—
Changes in operating assets and liabilities:
Accounts receivable	667,748	1,628,983
Prepaid expenses and other current assets	302,404	277,525
Contract assets	38,016	399,320
Inventory	—	14,571
Other assets	(269)	(7,160)
Accounts payable	102,950	(605,831)
Accrued expenses and other long-term liabilities	(551,245)	(298,558)
Operating lease liabilities	(468,821)	(810,426)
Deferred revenue	(381,096)	(1,988,705)
Net cash provided by (used in) operating activities	(345,285)	(675,103)
Cash flows from investing activities:
Purchases of property and equipment	(60,444)	—
Security deposits	739,484	—
Purchase of intangible assets	(10,436)	(35,655)
Net cash provided by (used in) investing activities	668,604	(35,655)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts paid	3,095,203	—
Payments of offering costs	(265,252)	—
Proceeds from issuance of PPP loan	—	754,000
Payments of short-term debt	(1,334,058)	—
Net cash provided by (used in) financing activities	1,495,893	754,000
Effect of exchange rate changes on cash and cash equivalents	1,732	(4,057)
Net increase (decrease) in cash and cash equivalents	1,820,944	39,185
Cash and cash equivalents, beginning of period	1,920,656	1,475,166
Cash and cash equivalents, end of period	$3,741,600	$1,514,351
Supplemental disclosures:
Cash paid for interest	$86,860	$110,708
Non-cash investing and financing activities:
Accrual of deferred offering costs	$92,181	$—
Undistributed Series A redeemable convertible preferred stock dividends	$560,096	$546,355
Accretion of Series A redeemable convertible preferred stock	$272,297	$191,231
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

(b) Liquidity

As of June 30, 2021, the Company had a working capital surplus of $1.2 million, which is inclusive of current deferred revenue of $4.1 million, and a stockholders' deficit of $12.5 million. During the six months ended June 30, 2021, the Company had net income of $0.1 million and negative cash flow from operations of $0.3 million. The Company's total cash balance at June 30, 2021 was $3.7 million, an increase of $1.8 million compared to $1.9 million on December 31, 2020.

The Company’s principal sources of liquidity at June 30, 2021 consisted of cash and future cash anticipated to be generated from operations. The Company generated negative net income yet positive cash flows from operations during the six months ended June 30, 2021, and it reported positive working capital as of June 30, 2021.

As described in Note (14) Stockholders' Equity, on June 23, 2021, the Company issued and sold an aggregate of 811,750 shares of its common stock in a public offering underwritten by Roth Capital Partners, LLC, ("Roth") which included 86,750 shares purchased by Roth pursuant to the partial exercise of its over-allotment option (the "June Offering"). At a price of $4.10 per share, the Company received net proceeds of approximately $2.7 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

Also, as described in Note (18) Subsequent Events, on July 27, 2021 the Company issued and sold an aggregate of 285,000 shares of its common stock in a public offering underwritten by Roth. At a price of $4.10 per share, the Company received net proceeds of approximately $0.9 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and among the company, HCP-FVA, LLC (“HCP-FVA”), EW Capital, LLC, the lenders party thereto and the other loan parties named therein (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021 (the "Offering"), we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023, which constituted $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the principal amount outstanding was repaid in full on June 30, 2021. See Note (9) Notes Payable for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock, HCP-FVA, Hale Capital and other affiliates of Hale Capital extended the commencement of the optional redemption date of the Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") from July 30, 2021 to July 30, 2023. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021. If such Series A Preferred Stock was redeemed at June 30, 2021, the Company would have been required to pay the holders of the Series A Preferred Stock $13.9 million.

As discussed in Note (17) Restructuring Costs the Melville, NY office lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. FalconStor is primarily a virtual company and expects to redeploy this savings to more productive uses.

The Company believes its current cash balances together with anticipated cash flows from operating activities will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were available to be issued.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company at June 30, 2021, and the results of its operations for the three and six months ended June 30, 2021 and 2020. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").

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

    As of June 30, 2021 and December 31, 2020, accounts receivable, net of allowance for doubtful accounts, was $2.2 million and $2.8 million, respectively. As of both June 30, 2021 and December 31, 2020, short and long-term contract assets, net of allowance for doubtful accounts, was $0.6 million.

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

    Changes in deferred revenue were as follows:

Six Months Ended June 30, 2021
Balance at January 1, 2020	$6,369,129
Deferral of revenue	6,683,457
Recognition of revenue	(7,087,073)
Change in reserves	(2,793)
Balance at June 30, 2021	$5,962,720

    During the three months ended June 30, 2021 and 2020, revenue of $1.3 million and $1.4 million, respectively, and the six months ended June 30, 2021 and 2020, revenue of $2.8 million and $3.2 million respectively, was recognized from the deferred revenue balance at the beginning of each period.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $6.0 million as of June 30, 2021, of which the Company expects to recognize approximately 69% of such amount as revenue over the next 12 months and the remainder thereafter.

    Approximately $2.0 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of June 30, 2021. We expect to recognize revenue on approximately 44% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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
Disaggregation of Revenue

    Please refer to the condensed consolidated statements of operations and Note (16) Segment Reporting and Concentrations for discussion on revenue disaggregation by product type and by geography. The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

Right of Use Assets and Liabilities

    We have various operating leases for office facilities that expire through 2021. Below is a summary of our ROU assets and liabilities as of June 30, 2021.

Right of use assets	$194,888
Lease liability obligations, current	125,048
Lease liability obligations, less current portion	71,205
Total lease liability obligations	$196,253
Weighted-average remaining lease term	1.59
Weighted-average discount rate	3.95%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of lease expense:
Operating lease cost	$209,967	$455,454	$624,318	$944,497
Sublease income	(25,105)	(155,944)	(100,419)	(354,999)
Net lease cost	$184,862	$299,510	$523,899	$589,498

    During the three months ended June 30, 2021 and 2020, operating cash flows from operating leases were approximately $162,247 and $378,392, respectively. During the six months ended June 30, 2021 and 2020, operating cash flows from operating leases were approximately $517,216 and $757,926, respectively.

Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of June 30, 2021, are as follows:

2021	87,605
2022	112,231
Total minimum lease payments	199,836
Less interest	3,583
Present value of lease liabilities	196,253

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	9,645	10,205	9,645	10,205
Restricted stock	65,461	64,017	65,461	64,017
Series A redeemable convertible preferred stock	87,815	87,815	87,815	87,815
Total anti-dilutive common stock equivalents	162,921	162,037	162,921	162,037

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Gross carrying amount	$18,845,590	$18,791,841
Accumulated depreciation	(18,659,114)	(18,594,821)
Property and Equipment, net	$186,476	$197,020

For the three months ended June 30, 2021 and 2020, depreciation expense was $30,867 and $44,778, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense was $70,632 and $90,721, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Gross carrying amount	$2,950,132	$2,950,132
Accumulated amortization	(2,934,138)	(2,930,854)
Software development costs, net	$15,994	$19,278

During the three months ended June 30, 2021 and 2020, the Company recorded $1,645 and $1,644, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2021 and 2020, the Company recorded $3,284 and $4,435, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,038,348	$4,027,912
Accumulated amortization	(3,959,844)	(3,927,778)
Net carrying amount	$78,504	$100,134

    For the three months ended June 30, 2021 and 2020, amortization expense was $15,984 and $17,080, respectively. For the six months ended June 30, 2021 and 2020, amortization expense was $32,066 and $1,909, respectively.

(7) Share-Based Payment Arrangements

On June 22, 2018, the Company's stockholders adopted the FalconStor Software, Inc. 2018 Incentive Stock Plan (the "2018 Plan"). The 2018 Plan is administered by the Compensation Committee and provided for the issuance of up to 1,471,997 shares of the Company's common stock upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees and directors of, and consultants providing services to, the Company or its affiliates. In June 2021, the Company's stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2018 Plan by 220,800 shares to a total of 1,692,797 shares. Exercise prices of the options will be determined by the Compensation Committee of the Company's Board of Directors (the "Board"), subject to the consent of Hale Capital. The vesting terms shall be performance based and determined by the Compensation Committee, subject to the consent of Hale Capital, based on various factors, including (i) the return of capital to the holders of the Series A Preferred Stock and the Company’s Common Stock in the event of a change of control, (ii) the repayment of the Company’s obligations under its senior secured debt, and (iii) the Company’s free cash flow.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of June 30, 2021:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,692,797	132,817	1,414,677

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of June 30, 2021:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	3,850
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	5,795

A summary of the Company’s restricted stock activity for the six months ended June 30, 2021 is below. Such restricted stock did not bestow any voting or dispositive power and is not deemed outstanding until they vest.

Number of Restricted Stock Awards
Non-Vested at January 1, 2021	1,386,213
Granted	56,615
Vested	(28,151)
Forfeited	—
Non-Vested at June 30, 2021	1,414,677

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue - Product	$229	$—	$456	$—
Cost of revenue - support and service	183	103	364	206
Research and development costs	—	428	—	856
Selling and marketing	2,883	184	5,560	368
General and administrative	1,402	2,345	2,788	6,140
	$4,697	$3,060	$9,168	$7,570

(8) Income Taxes

    The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the six months ended June 30, 2021, the Company recorded an income tax provision of $47,275. The effective tax rate for the six months ended June 30, 2021 was 38.5%. The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings, foreign withholding taxes and the application of valuation allowances. As of June 30, 2021, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

For the six months ended June 30, 2020, the Company recorded an income tax provision of $33,437. The effective tax rate for the six months ended June 30, 2020 was (11.9%). The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings and the application of valuation allowances. As of June 30, 2020, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

The Company’s total unrecognized tax benefits, excluding interest, at both June 30, 2021 and June 30, 2020 were $70,260 and $81,399, respectively. As of June 30, 2021 and June 30, 2020, the Company had $36,575 and $35,499, respectively, of accrued interest reflected in accrued expenses.

(9) Notes Payable

    The notes payable balance consists of the following:

Total notes payable, net at January 1, 2021	$4,074,863
Accretion of discount	75,705
PPP loan forgiveness	(754,000)
Total notes payable, net at March 31, 2021	$3,396,568
Repayment of short-term debt	(1,334,058)
Accretion of discount	84,086
Total notes payable, net at June 30, 2021	$2,146,596

Senior Secured Debt

    The senior secured debt bears interest at prime plus 0.75% and had an original maturity date of June 30, 2021.

In connection with the June Offering, we entered into the Loan Extension Letter Agreement on June 2, 2021 which provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The amount extended constituted $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the outstanding principal was repaid in full on June 30, 2021.

The Company concluded that the modification created by this amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by HCP-FVA. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. The change is accounted for prospectively using the new effective interest rate of the loan.

As of June 30, 2021, the Company was in compliance with the financial covenants contained in the Amended and Restated Loan Agreement.
Loan under the Paycheck Protection Program

On April 28, 2020, the Company entered into a loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000 (the "PPP Loan") pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
The PPP Loan was evidenced by a promissory note, dated April 28, 2020 and matured two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. The PPP Loan was subject to forgiveness to the extent proceeds were used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company used a significant majority of the PPP Loan amount for Qualifying Expenses and the PPP Loan was forgiven on March 30, 2021.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At June 30, 2021, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets.

•Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At June 30, 2021 and December 31, 2020, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At June 30, 2021 and December 31, 2020, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of June 30, 2021 or December 31, 2020.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	467,598	—	—	467,598
Total derivative liabilities	467,598	—	—	467,598

Total assets and liabilities measured at fair value	$467,598	$—	$—	$467,598

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	472,851	—	—	472,851
Total derivative liabilities	472,851	—	—	472,851

Total assets and liabilities measured at fair value	$472,851	$—	$—	$472,851

The fair value of the Company’s derivatives were valued using the Black-Scholes pricing model adjusted for probability assumptions, with all significant inputs, except for the probability and volatility assumptions, derived from or corroborated by observable market data such as stock price and interest rates. The probability and volatility assumptions are both significant to the fair value measurement and unobservable. These embedded derivatives are included in Level 3 of the fair value hierarchy. The derivatives are included in other long-term liabilities on our consolidated balance sheets.

    The fair value of the Company's Series A Preferred Stock is based on its future cash flows discounted at a 9% yield. The fair value of the Company's note payable is based on its future cash flows discounted at a 7% yield.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning Balance	$470,222	$481,052	$472,851	$483,804
Total income recognized in earnings	(2,624)	(2,740)	(5,253)	(5,492)
Ending Balance	$467,598	$478,312	$467,598	$478,312

(11) Commitments and Contingencies

    The Company’s headquarters are located in Austin, Texas.  The Company had an operating lease covering its Melville, New York office facility that expired in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases occur in 2021. The following is a schedule of future minimum lease payments as well as sublease income for all operating leases as of June 30, 2021:

Payments
2021	$87,605
2022	112,231
$199,836

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2021, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (12) Series A Redeemable Convertible Preferred Stock the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of June 30, 2021, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

    In connection with the appointment of Todd Brooks as Chief Executive Officer, the Board approved an offer letter to Mr. Brooks (the “Brooks Agreement”), which was executed on August 14, 2017. The Brooks Agreement provides that Mr. Brooks is entitled to receive an annualized base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Brooks will also be eligible for a cash bonus of $17,500 for any quarter that is free cash flow positive on an operating basis and additional incentive compensation of an annual bonus of up to $200,000, subject to attainment of performance objectives to be mutually agreed upon and established. Mr. Brooks' employment can be terminated at will. Pursuant to the Brooks Agreement and the 2018 Plan, Mr. Brooks received 735,973 shares of restricted stock. If Mr. Brooks’ employment is terminated by the Company other than for cause, he is entitled to receive severance equal to twelve (12) months of his base salary if (i) he has been employed by the Company for at least twelve (12) months at the time of termination or (ii) a change of control has occurred within six (6) months of Mr. Brooks’ employment. Except as set forth in the preceding sentence, Mr. Brooks is entitled to receive severance equal to six (6) months of his base salary if he has been employed by the Company for less than six (6) months and his employment was terminated by the Company without cause. Mr. Brooks is also entitled to vacation and other employee benefits in accordance with the Company’s policies as well as reimbursement for an apartment.

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

    As described under Note (17) Restructuring Costs,the Company has incurred certain restructuring costs in connection with restructuring plans adopted in 2017 and 2019.

In addition, as of June 30, 2021, the Company's liability for uncertain tax positions totaled $108,091. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

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
Pursuant to the Certificate of Designations, the holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the prime rate (provided in the Wall Street Journal Eastern Edition) plus 5% (up to a maximum dividend rate of 10%), payable in cash or in kind (i.e., through the issuance of additional shares of Series A Preferred Stock), except that the Company is not permitted to pay such dividends in cash while any indebtedness under the Amended and Restated Loan

Agreement remains outstanding without the consent of the holders of the Series A Preferred Stock. In addition, the declaration and payment of dividends is subject to compliance with applicable law and unpaid dividends will accrue. A holder’s right to convert its shares of Series A Preferred Stock and receive dividends in the form of common stock is subject to certain limitations including, among other things, that the shares of common stock issuable upon conversion or as dividends will not, prior to receipt of stockholder approval, result in any holder beneficially owning greater than 9.99% of the Company’s currently outstanding shares of common stock.
The Series A Preferred Stock dividends shall accrue whether or not the declaration or payment of such Series A Preferred Stock dividends are prohibited by applicable law, whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are authorized or declared.
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares of common stock upon conversion of the Series A Preferred Stock in accordance with its obligations, the holders may require the Company to redeem all or some of the Series A Preferred Stock at a price per share equal to the greater of (i) the sum of 100% of the stated value of a share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto, and (ii) the product of the number of shares of common stock underlying a share of Series A Preferred Stock and the closing price as of the occurrence of the triggering event. On or after July 30, 2023, subject to the approval of HCP-FVA, each holder of Series A Preferred Stock can also require the Company to redeem its Series A Preferred Stock in cash at a per share price equal to 100% of the stated value of a share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto. Notwithstanding the forgoing, no holder of Series A Preferred Stock is permitted to exercise any rights or remedies upon a Breach Event (as defined in the Certificate of Designations) or to exercise any redemption rights under the Certificate of Designations, unless approved by the holders of a majority of the then-outstanding shares of Series A Preferred Stock.
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
The holders of our outstanding Series A Preferred Stock have a mandatory redemption right that may be exercised only with the approval of Hale Capital and HCP-FVA. In connection with the then proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021, on June 2, 2021, the effective date of such redemption right was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021.

The Company concluded that the modification created by this amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. The change is accounted for prospectively using the new effective interest rate of the preferred stock.

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

    As of June 30, 2021 and December 31, 2020, the fair value of these derivative instruments was 467,598 and 472,851, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the six months ended June 30, 2021 and June 30, 2020 of $5,253 and 5,492, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning Balance	$470,222	$481,052	$472,851	$483,804
Total income recognized in earnings	(2,624)	(2,740)	(5,253)	(5,492)
Ending Balance	$467,598	$478,312	$467,598	$478,312

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the June Offering, Hale Capital Partners, which was the sole holder of the Series A Preferred Stock, agreed to the Series A mandatory extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net loss attributable to common stockholders on the statement of operations and in determining income (loss) per share for the three and six months ended June 30, 2021 and 2020, respectively.

The Series A Preferred Stock consists of the following:

Total Series A redeemable convertible preferred stock, net at January 1, 2021	$12,940,722
Accrued dividends	277,170
Accretion of preferred stock	197,114
Total Series A redeemable convertible preferred stock, net at March 31, 2021	$13,415,006
Accrued dividends	282,926
Accretion of preferred stock	75,183
Total Series A redeemable convertible preferred stock, net at June 30, 2021	$13,773,115

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at April 1, 2021	$(1,909,282)	$7,719	$(1,901,563)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(4,740)	—	(4,740)
Total other comprehensive income (loss)	(4,740)	—	(4,740)
Accumulated other comprehensive income (loss) at June 30, 2021	$(1,914,022)	$7,719	$(1,906,303)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at April 1, 2020	$(1,939,979)	$33,566	$(1,906,413)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(8,087)	—	(8,087)
Total other comprehensive income (loss)	(8,087)	—	(8,087)
Accumulated other comprehensive income (loss) at June 30, 2020	$(1,948,066)	$33,566	$(1,914,500)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2021	$(1,995,680)	$7,719	$(1,987,961)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	81,658	—	81,658
Total other comprehensive income (loss)	81,658	—	81,658
Accumulated other comprehensive income (loss) at June 30, 2021	$(1,914,022)	$7,719	$(1,906,303)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2020	$(1,926,826)	$33,566	$(1,893,260)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(21,240)	—	(21,240)
Total other comprehensive income (loss)	(21,240)	—	(21,240)
Accumulated other comprehensive income (loss) at June 30, 2020	$(1,948,066)	$33,566	$(1,914,500)

(14) Stockholders' Equity

Stock Repurchase Activity

During the three and six months ended June 30, 2021 and 2020, the Company did not repurchase any shares of its common stock. As of June 30, 2021, the Company had the authorization under previous Board approved stock repurchase plans to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

June Common Stock Offering

On June 23, 2021, the Company issued and sold an aggregate of 811,750 shares of its common stock in a public offering underwritten by Roth Capital Partners, LLC, which included 86,750 shares purchased by Roth pursuant to the partial exercise of its over-allotment option. At a price of $4.10 per share, the Company received net proceeds of approximately $2.7 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and six months ended June 30, 2021 and 2020, and the location of long-lived assets as of June 30, 2021 and December 31, 2020, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Americas	$1,834,411	$1,156,589	$3,542,588	$2,251,493
Europe, Middle East, Africa and Other	941,385	1,364,549	2,552,241	2,466,037
Asia Pacific	482,951	978,474	992,244	1,962,269
Total Revenue	$3,258,747	$3,499,612	$7,087,073	$6,679,799

	June 30, 2021	December 31, 2020
Long-lived assets:
Americas	$411,669	$1,735,986
Europe, Middle East, Africa and Other	29,165	52,690
Asia Pacific	601,078	502,344
Total long-lived assets	$1,041,912	$2,291,020

For the three and six months ended June 30, 2021, the Company had two and three customers that accounted for 10% or more of total revenue, respectively. For the three and six months ended June 30, 2020, the Company had one customer that accounted for 10% or more of total revenue, respectively.

As of June 30, 2021, the Company had three customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2020, the Company had one customer that accounted for 10% or more of the gross accounts receivable balance.

(17) Restructuring Costs

    In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the six months ended June 30, 2021, the Company incurred lease disposal-related costs for this property of $0.7 million. The Melville, NY lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. The Company expects the remaining accrued severance-related costs of $141,340 at June 30, 2021 to be paid once final settlement litigation is completed, which is expected to occur by December 31, 2021.

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

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020 (the "2020 Plan"). The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. During the six months ended June 30, 2021, the Company has not yet incurred severance expense as a result of this action.

The following table summarizes the activity during 2020 and 2021 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at January 1, 2020	$293,799	$237,493	$531,292
Additions (Reductions)	76,708	210,752	287,460
Utilized/Paid	(156,415)	(225,835)	(382,250)
Balance at March 31, 2020	$214,092	$222,410	$436,502
Additions (Reductions)	—	153,685	153,685
Translation Adjustment	4,674	—	4,674
Utilized/Paid	—	(201,211)	(201,211)
Balance at June 30, 2020	$218,766	$174,884	$393,650
Additions (Reductions)	—	317,595	317,595
Translation Adjustment	9,554	—	9,554
Utilized/Paid	—	(366,562)	(366,562)
Balance at September 30, 2020	$228,320	$125,917	$354,237
Additions (Reductions)	—	274,086	274,086
Translation Adjustment	11,124	—	11,124
Utilized/Paid	—	(324,537)	(324,537)
Balance at December 31, 2020	$239,444	$75,466	$314,910
Additions (Reductions)	—	302,313	302,313
Translation Adjustment	(10,393)	—	(10,393)
Utilized/Paid	—	(357,184)	(357,184)
Balance at March 31, 2021	$229,051	$20,595	$249,646
Additions (Reductions)	$—	$421,737	$421,737
Translation Adjustment	$2,734	$—	$2,734
Utilized/Paid	(90,445)	(442,332)	(532,777)
Balance at June 30, 2021	$141,340	$—	$141,340

    The severance and facility related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2017, 2019 and 2020 Plans are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

(18) Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet dates through the date these financial statements were issued. Based upon the review, other than as described below, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On July 27, 2021 the Company issued and sold an aggregate of 285,000 shares of its common stock in a public offering underwritten by Roth. At a price of $4.10 per share, the Company received net proceeds of approximately $0.9 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

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

OVERVIEW

FalconStor is a data protection technology company enabling enterprises to modernize their data backup and archival operations across multiple sites and public clouds. We deliver increased data security and provide fast recovery from ransomware attacks, while driving down an enterprise’s data storage footprint by up to 90%. As an established technology leader with 39 issued patents and six patent applications, we have over an exabyte of data under management and offer products that are used by approximately 600 enterprise customers. Our products are offered through and supported by a worldwide network of leading service providers, systems integrators, resellers, managed services providers (“MSPs”) and original equipment manufacturers (“OEMs”).

Our products address a demand for enterprise data protection driven by the manner in which consumers and businesses are increasingly interacting in a digital space through multiple devices, networks and platforms. The onset of the coronavirus pandemic accelerated this shift, as ongoing remote work and work from home arrangements introduced novel challenges to maintaining enterprise data security. The adoption of increased employee mobility and flexible remote work arrangements, such as a broader incorporation of cloud technology and the option for employees to use their own devices, has introduced additional vulnerabilities that businesses must monitor and protect through solutions like ours in order to maintain enterprise data integrity.

Our products are utilized by enterprises and MSPs to address two key areas of enterprise data protection: (i) long-term data retention and recovery, and (ii) data replication to preserve business continuity. Our integration with modern cloud-based data storage environments, such as Amazon Web Services (“AWS”) and Microsoft Azure, enables our enterprise customers to significantly reduce costs and improve the portability, security and accessibility of their enterprise data. We believe this accessibility is key in our modern world, where data must be protected and intelligently leveraged to facilitate learning, improve product design and drive competitive advantage. Our products can be used regardless of the underlying hardware, cloud and source-data, which enables our enterprise customers to leverage their existing hardware and software investments.

Since the beginning of 2020, we have focused our go to market efforts on long-term data retention and recovery data protection segment, building on the momentum we generated in 2019 and increasing profitability. We increased our go-to-market investment within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia, and we released StorSafeTM, the next generation of our Virtual Tape Library (“VTL”) product family built for the cloud, while carefully managing operating expenses.

GAAP revenue in the second quarter of 2021 declined 6.9% year-over-year. GAAP revenue for the first half of 2021 increased year-over-year by 6.1%. During the second quarter, we generated a net loss of $0.3 million, compared to a net income of $0.4 million in second quarter of 2020. For the first half of 2021, we generated a net income of $0.1 million, compared to a net loss of $0.3 million in the first half of 2020. In the broader view, for the last four quarters, GAAP revenue has increased year-over-year by 3%, and net income has increased to $1.5 million, a 299% improvement versus the previous four quarter net loss of $0.8 million.

While uncertainties continue to exist as a result of COVID-19, we have seen our customers and prospects continue to invest in the business critical area of data production in which we sell our solutions.

During the second quarter of 2021, we continued to deliver innovation and enhance each of our products. Our StorSafeTM solution is a vital backup long-term archive retention tool in enterprise IT departments’ data protection arsenal. It enables them to modernize their backup and archive environments, leverage efficient hybrid- and public-cloud storage environments, such as those provided by AWS and Microsoft Azure, save operational costs, and improve restore performance for rapid remote disaster recovery.

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

Beyond our long-term archive retention and reinstatement products, our Network Storage Server and Continuous Data Protector business continuity driven data replication products give our customers the ability to move workloads to the right destination, on-premise or in the cloud, with advanced insight. These products are designed for organizations with complex, heterogeneous IT environments and the full spectrum of data management use cases, including but not limited to large enterprises, universities, health care entities and governmental institutions. These products are modern, comprehensive and easy-to-use software solutions that enable IT professionals to have complete insight into and control over their organization’s data. Data is an organization’s most precious resource which, if managed and protected properly, can help an enterprise unlock competitive advantage, whether by gaining a better understanding of customers, uncovering ways to improve operations and reduce costs, or inventing new products, services and business models.

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

COVID-19

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2020.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the three months ended June 30, 2020 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change Period to Period
(amounts in dollars)	2021		2020
Revenue:
Product revenue	$1,602,005	49%	$1,632,055	47%	$(30,050)	(2)%
Support and services revenue	1,656,742	51%	1,867,557	53%	(210,815)	(11)%
Total revenue	3,258,747	100%	3,499,612	100%	(240,865)	(7)%
Cost of revenue:
Product	34,781	1%	61,830	2%	(27,049)	(44)%
Support and service	405,960	12%	334,396	10%	71,564	21%
Total cost of revenue	440,741	14%	396,226	11%	44,515	11%
Gross profit	2,818,006	86%	3,103,386	89%	(285,380)	(9)%
Operating expenses:						(3)%
Research and development costs	661,147	20%	534,000	15%	127,147	24%
Selling and marketing	1,259,735	39%	1,019,940	29%	239,795	24%
General and administrative	658,100	20%	845,581	24%	(187,481)	(22)%
Restructuring costs	421,737	13%	153,685	4%	268,052	174%
Total operating expenses	3,000,719	92%	2,553,206	73%	447,513	18%
Operating income (loss)	(182,713)	(6)%	550,180	16%	(732,893)	(133)%
Gain on debt extinguishment
Interest and other expense	(164,312)	(5)%	(180,249)	(5)%	15,937	9%
Income (loss) before income taxes	(347,025)	(11)%	369,931	11%	(716,956)	(194)%
Income tax expense (benefit)	2,659	—%	(36,627)	(1)%	39,286	107%
Net income (loss)	$(349,684)	(11)%	$406,558	12%	$(756,242)	(186)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	282,926	9%	260,595	7%	22,331	9%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	75,183	2%	165,141	5%	(89,958)	(54)%
Net income (loss) attributable to common stockholders	$(707,793)	(22)%	$(19,178)	(1)%	$(688,615)	(3,591)%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended June 30, 2021, we recognized revenue of $3.3 million, compared with $3.5 million in the prior year period.

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

For the three months ended June 30, 2021 and 2020, product revenue represented 49% and 47% of our total revenue, respectively. Product revenue of $1,602,005 for the three months ended June 30, 2021 decreased $30,050, or 2%, from $1,632,055 in the prior year period.

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

Maintenance and technical support services revenue for the three months ended June 30, 2021 decreased to $1.6 million, compared to $1.9 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue over the previous year reflects a decline in maintenance renewal revenue as a result of conversion to subscription contracts and customer attrition.

Professional services revenue for the three months ended June 30, 2021 increased to $56,486, compared to $2,622 in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended June 30, 2021 increased 11% to $440,741, compared with $396,226 in the prior year period. Total gross profit decreased $0.3 million, or 9%, to $2.8 million for the three months ended June 30, 2021, compared with $3.1 million for the prior year period. Total gross margin decreased to 86% for the three months ended June 30, 2021, compared with 89% for the prior year period. The decrease in our total gross profit, in absolute dollars, was primarily due to product mix, and as a result of an intentional shift away from selling hardware, which yields significantly lower profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of personnel costs and amortization of capitalized software. Cost of product revenue for the three months ended June 30, 2021 decreased to $34,781, compared with $61,830 in the prior year period. Product gross margin for the three months ended June 30, 2021 increased slightly, year over year, to 98% from 96% for the same period in 2020. This decrease in cost of product revenue and increase in gross margin for the current year was primarily due to an intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended June 30, 2021 increased 21% to $0.4, compared with $0.3 in the prior year period. Support and service gross margin decreased to 75% for the three months ended June 30, 2021, compared with 82% for the prior year period, which was primarily attributable to a decrease in maintenance and support services revenue while costs increased slightly, year over year.

Operating Expenses

Our operating expenses for the three months ended June 30, 2021 increased $0.4 million to $3.0 million from $2.6 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs increased $0.1 million, or 24%, to $0.7 million for the three months ended June 30, 2021, from $0.5 million in the prior year period. The increase was primarily related to an increase in personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $0.2 million, or 24%, to $1.3 million for the three months ended June 30, 2021 from $1.0 million in the prior year period. The increase was primarily related to promotional campaign expenses and an increase in personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $0.2 million to $0.7 million for the three months ended June 30, 2021, compared to $0.8 million for the prior year period. The decrease in general and administrative expenses was due primarily to reductions in professional fees and one-time severance expenses charged in the prior year period. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements.

Restructuring

    In June 2017, the Board approved the 2017 Plan, a comprehensive plan to increase operating performance. The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended June 30, 2021, the Company incurred lease disposal-related costs for this property of $0.4 million.

During the three months ended September 30, 2019, the Company adopted the 2019 Plan, a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis, implement tighter expense controls, cease non-core activities and downsize several facilities. During the three months ended June 30, 2021, the Company incurred $0 in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented the 2020 Plan, an even more aggressive expense control plan in March 2020, that was kept in place for the duration of 2020. The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. During the three months ended June 30, 2021, the Company has not yet incurred severance expense as a result of this action.

Restructuring expense increased $268,052 for the three months ended June 30, 2021 to $421,737, compared to a restructuring expense of $153,685 in the prior year period. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements.

Interest and Other (Loss) Income, Net

Interest and other income (loss), net, increased $15,937 to a loss of $164,312 for the three months ended June 30, 2021, compared with a loss of $180,249 in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (10) Fair Value Measurements to our unaudited condensed consolidated financial statements.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended June 30, 2021 and 2020, the Company recorded income tax expense of $2,659 and benefit of $36,627, respectively, consisting primarily of state and local, and foreign taxes.

    As of June 30, 2021, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2020.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the six months ended June 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change Period to Period
(amounts in dollars)	2021		2020
Revenue:
Product revenue	$3,741,734	53%	$2,681,018	40%	$1,060,716	40%
Support and services revenue	3,345,339	47%	3,998,781	60%	(653,442)	(16)%
Total revenue	7,087,073	100%	6,679,799	100%	407,274	6%
Cost of revenue:
Product	257,615	4%	201,290	3%	56,325	28%
Support and service	832,133	12%	742,316	11%	89,817	12%
Total cost of revenue	1,089,748	15%	943,606	14%	146,142	15%
Gross profit	5,997,325	85%	5,736,193	86%	261,132	5%
Operating expenses:
Research and development costs	1,321,087	19%	1,208,924	18%	112,163	9%
Selling and marketing	2,656,375	37%	2,001,131	30%	655,244	33%
General and administrative	1,495,967	21%	1,938,750	29%	(442,783)	(23)%
Restructuring costs	724,050	10%	441,145	7%	282,905	64%
Total operating expenses	6,197,479	87%	5,589,950	84%	607,529	11%
Operating income (loss)	(200,154)	(3)%	146,243	2%	(346,397)	(237)%
Gain on debt extinguishment	754,000	11%	—	—%	754,000	—%
Interest and other expense	(431,007)	(6)%	(426,088)	(6)%	(4,919)	(1)%
Income (loss) before income taxes	122,839	2%	(279,845)	(4)%	402,684	144%
Income tax expense (benefit)	47,275	1%	33,437	1%	13,838	41%
Net income (loss)	$75,564	1%	$(313,282)	(5)%	$388,846	124%
Less: Accrual of Series A redeemable convertible preferred stock dividends	560,096	8%	546,355	8%	13,741	3%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	272,297	4%	191,231	3%	81,066	42%
Net income (loss) attributable to common stockholders	$(756,829)	(11)%	$(1,050,868)	(16)%	$294,039	28%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the six months ended June 30, 2021, we recognized revenue of $7.1 million, compared with $6.7 million in the prior year period.

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

For the six months ended June 30, 2021 and 2020, product revenue represented 53% and 40% of our total revenue, respectively. Product revenue of $3.7 million for the six months ended June 30, 2021 increased $1.1 million, or 40%, from $2.7 million in the prior year period.

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

Maintenance and technical support services revenue for the six months ended June 30, 2021 decreased to $3.2 million, compared to $3.8 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue over the previous year reflects a decline in maintenance renewal revenue as a result of conversion to subscription contracts and customer attrition.

Professional services revenue for the six months ended June 30, 2021 slightly increased to $160,979, compared to $152,707 in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the six months ended June 30, 2021 increased 15% to $1.1 million, compared with $0.9 million in the prior year period. Total gross profit increased $0.3 million, or 5%, to $6.0 million for the six months ended June 30, 2021, compared with $5.7 million for the prior year period. Total gross margin decreased slightly to 85% compared with 86% for the six months ended June 30, 2021. The increase in our total gross profit, in absolute dollars, was primarily due to product mix, and as a result of an intentional shift away from selling hardware, which yields significantly lower profit margins, compared to our key proprietary software license offerings. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of personnel costs and amortization of capitalized software. Cost of product revenue for the six months ended June 30, 2021 increased to $0.3 million, compared with $0.2 million in the prior year period. Product gross margin for the six months ended June 30, 2021 increased, year over year, to 93% from 92% for the same period in 2020. The increase in cost of product revenue and increase in gross margin for the current year was primarily due to an intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the six months ended June 30, 2021 increased 12% to $0.8 million, compared with $0.7 million in the prior year period. Support and service gross margin decreased to 75% for the six months ended June 30, 2021, compared with 81% for the prior year period, which was primarily attributable to a decrease in maintenance and support services revenue while costs increased slightly, year over year.

Operating Expenses

Our operating expenses for the six months ended June 30, 2021 increased $0.6 million to $6.2 million from $5.6 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs increased $112,163, or 9%, to $1.3 million for the six months ended June 30, 2021, from $1.2 million in the prior year period. The increase was primarily related to an increase in personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses increased $0.7 million, or 33%, to $2.7 million for the six months ended June 30, 2021 from $2.0 million in the prior year period. The increase in selling and marketing expenses is primarily due to an increase in commissions, bonuses and promotional campaign expenses compared to the prior year period. Additionally, there was an increase in personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements. Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $0.4 million to $1.5 million for the six months ended June 30, 2021, compared to $1.9 million for the prior year period. The decrease in general and administrative expenses was due primarily to employee and contractor positions eliminated as part of the Company's restructuring plans, as well as reductions in professional fees and one-time severance expenses charged in the prior year period. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements.

Restructuring

    In June 2017, the Board approved the 2017 Plan, a comprehensive plan to increase operating performance. The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the six months ended June 30, 2021, the Company incurred lease disposal-related costs for this property of $0.7 million.

During the three months ended September 30, 2019, the Company adopted the 2019 Plan, a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis, implement tighter expense controls, cease non-core activities and downsize several facilities. During the six months ended June 30, 2021, the Company incurred $0 in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented the 2020 Plan, an even more aggressive expense control plan in March 2020, that it kept in place for the remainder of 2020. The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. During the six months ended June 30, 2021, the Company has not yet incurred severance expense as a result of this action.

Restructuring expense increased $282,905 for the six months ended June 30, 2021 to $724,050, compared to a restructuring expense of $441,145 in the prior year period. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements.

Gain on Debt Extinguishment

Gain on debt extinguishment increased $754,000, to a gain of $754,000 for the six months ended June 30, 2021, compared to $0 in the prior year period. The Company's loan under the PPP was forgiven on March 30, 2021. For further information, refer to Note (9) Notes Payable to our unaudited condensed consolidated financial statements.

Interest and Other (Loss) Income, Net

Interest and other income (loss), net, increased $4,919 to a loss of $431,007 for the six months ended June 30, 2021, compared with a loss of $426,088 in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (10) Fair Value Measurements to our unaudited condensed consolidated financial statements.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $47,275 and $33,437, respectively, consisting primarily of state and local, and foreign taxes.

    As of June 30, 2021, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity and Company Obligations

    Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of June 30, 2021 and December 31, 2020 totaled $3.7 million and $1.9 million, respectively.

As described in Note (14) Stockholders' Equity to our unaudited condensed consolidated financial statements, on June 23, 2021, the Company issued and sold an aggregate of 811,750 shares of its common stock in a public offering underwritten by Roth, which included 86,750 shares purchased by Roth pursuant to the partial exercise of its over-allotment option. At a price of $4.10 per share, the Company received net proceeds of approximately $2.7 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

Also, as described in Note (18) Subsequent Events to our unaudited condensed consolidated financial statements, on July 27, 2021 the Company issued and sold an aggregate of 285,000 shares of its common stock in a public offering underwritten by Roth. At a price of $4.10 per share, the Company received net proceeds of approximately $0.9 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

We are currently a party to the Amended and Restated Loan Agreement. In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021, we entered into the Loan Extension Letter Agreement, which provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023, which constituted $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the principal amount outstanding was repaid in full on June 30, 2021. See Note (9) Notes Payable to our unaudited condensed consolidated financial statements for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements, Hale Capital, HCP-FVA, an affiliated party of Hale Capital, and other affiliates of Hale Capital extended the commencement of the optional redemption date of the Series A Preferred Stock from July 30, 2021 to July 30, 2023. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021. If such Series A Preferred Stock was redeemed at June 30, 2021, the Company would have been required to pay the holders of the Series A Preferred Stock $13.9 million.

The Amended and Restated Loan Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants relating to in-force annual contract value. The Amended and Restated Loan Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Amended and Restated Loan Agreement, HCP-FVA, an affiliate of Hale Capital may (and upon the written request of lenders holding in excess of 50% of the term loans, which must include HCP-FVA, is required to) accelerate payment of all obligations under the Amended and Restated Loan Agreement, and seek other available remedies.

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

As described in Part I, Item 1, Note (9) Notes Payable and Stock Warrants to our unaudited condensed consolidated financial statements, to help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, the Company entered into the PPP Loan with Peapack-Gladstone Bank on April 28, 2020 which had an aggregate principal amount of $754,000. The PPP Loan was forgiven on March 30, 2021.

As discussed in Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements, the Melville, NY lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. FalconStor is primarily a virtual company and expects to redeploy this savings to more productive uses.

Liquidity

As of June 30, 2021, we had a working capital surplus of $1.2 million, which is inclusive of current deferred revenue of $4.1 million, and a stockholders' deficit of $12.5 million. During the six months ended June 30, 2021, the Company had a net income of $0.1 million and negative cash flow from operations of $0.3 million. The Company's total cash balance at June 30, 2021 was $3.7 million, an increase of $1.8 million compared to December 31, 2020. On April 28, 2020, the Company entered into the PPP Loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000, which was forgiven by the Small Business Administration on March 30, 2021. On June 30, 2021, the Company repaid in full $1.3 million of the $3.5 million principal amount that was outstanding as of June 2, 2021 under the Amended and Restated Loan Agreement.

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

In the third quarter of 2019, the Company adopted the 2019 Plan, a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis. In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. As of December 31, 2020, the 2019 Plan is considered to be completed.

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented the 2020 Plan that it kept in place for the remainder of 2020. This plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. The 2020 Plan was completed on December 31, 2020.

Based on its projected cash flows from operations, recently completed financing activities, cost cutting measures in place and existing cash on hand, the Company is projecting to have sufficient liquidity and to be cash flow positive through August 4, 2022.

Cash Flow Analysis

Cash flow information is as follows:

	Six Months Ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities	(345,285)	(675,103)
Investing activities	668,604	(35,655)
Financing activities	1,495,893	754,000
Effect of exchange rate changes	1,732	(4,057)
Net increase (decrease) in cash and cash equivalents	$1,820,944	$39,185

Net cash used in operating activities totaled $0.3 million for the six months ended June 30, 2021, compared with $0.7 million of net cash used in operating activities in the prior year period. The changes in net cash used in operating activities for the six months ended June 30, 2021, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash provided by investing activities totaled $0.7 million for the six months ended June 30, 2021, compared with net cash used in investing activities of $0.0 million in the prior year period. Included in investing activities are purchases of property and equipment, intangible assets and cash received from security deposits.

Net cash provided by financing activities totaled $1.5 million for the six months ended June 30, 2021, compared with net cash provided by financing activities of $0.8 million in the prior year period. The change in net cash provided by financing activities in the six months ended June 30, 2021 included net proceeds from a public offering of our common stock, less offering costs, and payments on our long-term debt. The net cash provided by financing activities in the six months ended June 30, 2020 was attributable to proceeds from the issuance of the PPP Loan.

Total cash and cash equivalents increased $1.8 million to $3.7 million at June 30, 2021 compared to December 31, 2020.

Contractual Obligations

As of June 30, 2021, our significant commitments are related to (i) the Amended and Restated Loan Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

    The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2021:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption (c)	Dividends on Series A Preferred Stock (d)
2021	87,605	2,176,621	70,214	—	—	—
2022	112,231	—	140,427	—	—	—
2023	—	—	70,214	—
Other	—	—	—	108,091	9,000,000	7,504,873
Total contractual obligations	$199,836	$2,176,621	$280,855	$108,091	$9,000,000	$7,504,873

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

(c) Represents our potential liability if the holders of our Series A Preferred Stock redeem their shares for cash. The earliest date in which a redemption can occur is July 30, 2023. For further information, see Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements. .

(d) Our agreements with the holders of the Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. This amount represents our potential liability to pay preferred stock dividends in cash on July 30, 2023, which is the earliest date in which the holders of our Series A Preferred Stock can redeem their shares for cash. For further information, see Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1) Summary of Significant Accounting Policies of our 2020 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2020.

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the six months ended June 30, 2021 and 2020, approximately 50% and 66%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2021, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.7 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

Item 6.     Exhibits

3.1
Certificate of Amendment of the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of FalconStor Software, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated June 24, 2021

10.1	Amendment No. 1 to the FalconStor Software, Inc. 2018 Incentive Stock Plan, incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on June 1, 2021.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – June 30, 2021 and December 31, 2020.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2021 and 2020.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2021 and 2020.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three and Six Months Ended June 30, 2021 and 2020.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three and Six Months Ended June 30, 2021 and 2020.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – June 30, 2021.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
August 4, 2021	(principal executive officer)