Form 10-Q
period 2021-09-30
FALCONSTOR SOFTWARE INC
filed 2021-11-10
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

The number of shares of common stock outstanding as of November 10, 2021 was 7,082,276.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,474,784	$1,920,656
Accounts receivable, net of allowances	2,285,117	2,836,571
Prepaid expenses and other current assets	1,537,267	1,837,596
Contract assets	169,835	254,483
Inventory	15,421	15,275
Total current assets	7,482,424	6,864,581
Property and equipment, net	193,028	197,020
Operating lease right-of-use assets, net	140,238	536,272
Deferred tax assets	310,755	330,552
Software development costs, net	14,345	19,278
Other assets	114,828	863,964
Goodwill	4,150,339	4,150,339
Other intangible assets, net	64,295	100,134
Long-term contract assets	192,286	343,934
Total assets	$12,662,538	$13,406,074
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$335,092	$453,791
Accrued expenses	1,018,878	2,293,765
Current portion of lease liabilities	87,381	665,074
Short-term loan, net of debt issuance costs and discounts	—	3,320,863
Deferred revenue	3,709,005	4,603,270
Total current liabilities	5,150,356	11,336,763
Other long-term liabilities	637,099	703,889
Notes payable, net of debt issuance costs and discounts	2,150,574	754,000
Operating lease liabilities, net of current portion	53,430	—
Deferred tax liabilities	525,512	513,027
Deferred revenue, net of current portion	1,569,813	1,765,859
Total liabilities	10,086,784	15,073,538
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $14,195,475 and $13,346,577, respectively	14,075,434	12,940,722
Stockholders' deficit:
Common stock - $0.001 par value, 30,000,000 shares authorized, 7,074,364 shares and 5,949,463 shares issued and outstanding, respectively	7,074	5,949
Additional paid-in capital	112,671,753	110,107,170
Accumulated deficit	(122,283,348)	(122,733,344)
Accumulated other comprehensive loss	(1,895,159)	(1,987,961)
Total stockholders' deficit	(11,499,680)	(14,608,186)
Total liabilities and stockholders' deficit	$12,662,538	$13,406,074
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$1,547,013	$2,521,695	$5,288,747	$5,202,713
Support and services revenue	1,736,456	1,914,705	5,081,795	5,913,486
Total revenue	3,283,469	4,436,400	10,370,542	11,116,199
Cost of revenue:
Product	41,351	48,895	298,966	250,185
Support and service	400,934	367,063	1,233,067	1,109,379
Total cost of revenue	442,285	415,958	1,532,033	1,359,564
Gross profit	2,841,184	4,020,442	8,838,509	9,756,635
Operating expenses:
Research and development costs	711,273	600,430	2,032,360	1,809,354
Selling and marketing	1,610,635	1,026,241	4,267,010	3,027,372
General and administrative	633,954	358,701	2,129,921	2,297,451
Gain on litigation settlement	(632,600)	—	(632,600)	—
Restructuring costs	68,704	317,595	792,754	758,740
Total operating expenses	2,391,966	2,302,967	8,589,445	7,892,917
Operating income (loss)	449,218	1,717,475	249,064	1,863,718
Gain on debt extinguishment	—	—	754,000	—
Interest and other expense	(58,257)	(159,994)	(489,264)	(586,082)
Income (loss) before income taxes	390,961	1,557,481	513,800	1,277,636
Income tax expense (benefit)	16,529	11,272	63,804	44,709
Net income (loss)	$374,432	$1,546,209	$449,996	$1,232,927
Less: Accrual of Series A redeemable convertible preferred stock dividends	288,802	266,007	848,898	812,362
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	13,517	175,335	285,814	366,566
Net income (loss) attributable to common stockholders	$72,113	$1,104,867	$(684,716)	$53,999
Basic net income (loss) per share attributable to common stockholders	$0.01	$0.19	$(0.11)	$0.01
Diluted net income (loss) per share attributable to common stockholders	$0.01	$0.19	$(0.11)	$0.01
Weighted average basic shares outstanding	6,990,723	5,919,837	6,324,370	5,919,773
Weighted average diluted shares outstanding	7,039,421	5,959,385	6,324,370	5,943,794

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$374,432	$1,546,209	$449,996	$1,232,927
Other comprehensive income (loss), net of applicable taxes
Foreign currency translation	11,144	(24,234)	92,802	(45,474)
Total other comprehensive income (loss), net of applicable taxes:	11,144	(24,234)	92,802	(45,474)
Total comprehensive income	$385,576	$1,521,975	$542,798	$1,187,453
Less: Accrual of Series A redeemable convertible preferred stock dividends	288,802	266,007	848,898	812,362
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	13,517	175,335	285,814	366,566
Total comprehensive income (loss) attributable to common stockholders	$83,257	$1,080,633	$(591,914)	$8,525

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2021	5,949,463	$5,949	$110,107,170	$(122,733,344)	$(1,987,961)	$(14,608,186)
Net income (loss)				425,248		425,248
Share-based compensation to employees			4,471			4,471
Accretion of Series A redeemable convertible preferred stock			(197,114)			(197,114)
Dividends on Series A redeemable convertible preferred stock			(277,170)			(277,170)
Foreign currency translation					86,398	86,398
Balance at March 31, 2021	5,949,463	$5,949	$109,637,357	$(122,308,096)	$(1,901,563)	$(14,566,353)
Net income (loss)				(349,684)		(349,684)
Sale of common stock in public offering, net of underwriting discounts and offering costs	811,750	812	2,736,958			2,737,770
Share-based compensation to employees			4,697			4,697
Shares issued in connection with vesting of restricted stock	28,151	28	(28)			—
Accretion of Series A redeemable convertible preferred stock			(75,183)			(75,183)
Dividends on Series A redeemable convertible preferred stock			(282,926)			(282,926)
Foreign currency translation					(4,740)	(4,740)
Balance at June 30, 2021	6,789,364	$6,789	$112,020,875	$(122,657,780)	$(1,906,303)	$(12,536,419)
Net income (loss)				374,432		374,432
Sale of common stock in public offering, net of underwriting discounts and offering costs	285,000	285	948,281			948,566
Share-based compensation to employees			4,916			4,916
Accretion of Series A redeemable convertible preferred stock			(13,517)			(13,517)
Dividends on Series A redeemable convertible preferred stock			(288,802)			(288,802)
Foreign currency translation					11,144	11,144
Balance at September 30, 2021	7,074,364	7,074	112,671,753	(122,283,348)	(1,895,159)	(11,499,680)

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

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$449,996	$1,232,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	151,468	162,127
Amortization of debt discount on notes payable	163,769	361,193
Amortization of right of use assets	396,034	987,542
Gain on debt extinguishment	(754,000)	—
Gain on litigation settlement	(632,600)	—
Share-based payment compensation	14,084	11,392
Provision for (recovery of) returns and doubtful accounts	—	70,932
Deferred income taxes (benefit)	12,485	(5,485)
Changes in operating assets and liabilities:
Accounts receivable	541,249	(138,271)
Prepaid expenses and other current assets	271,443	249,383
Contract assets	236,296	432,204
Inventory	—	15,713
Other assets	748,457	(379)
Accounts payable	(53,814)	(571,231)
Accrued expenses and other long-term liabilities	(669,852)	(589,952)
Operating lease liabilities	(524,263)	(1,204,155)
Deferred revenue	(1,058,641)	(1,317,239)
Net cash provided by (used in) operating activities	(707,889)	(303,299)
Cash flows from investing activities:
Purchases of property and equipment	(98,702)	—
Purchase of intangible assets	(10,226)	(63,005)
Net cash provided by (used in) investing activities	(108,928)	(63,005)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts paid	4,181,908	—
Payments of offering costs	(476,143)	—
Proceeds from issuance of PPP loan	—	754,000
Payments of short-term debt	(1,334,058)	(1,000,000)
Net cash provided by (used in) financing activities	2,371,707	(246,000)
Effect of exchange rate changes on cash and cash equivalents	(762)	8,419
Net increase (decrease) in cash and cash equivalents	1,554,128	(603,885)
Cash and cash equivalents, beginning of period	1,920,656	1,475,166
Cash and cash equivalents, end of period	$3,474,784	$871,281
Supplemental disclosures:
Cash paid for interest	$110,408	$261,095
Non-cash investing and financing activities:
Accrual of deferred offering costs	$19,429	$—
Undistributed Series A redeemable convertible preferred stock dividends	$848,898	$812,362
Accretion of Series A redeemable convertible preferred stock	$285,814	$366,566
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

(a)  The Company and Nature of Operations

FalconStor Software, Inc., a Delaware corporation ("we", the "Company" or "FalconStor"), is the trusted data protection software leader modernizing disaster recovery and backup operations for the hybrid cloud world. The Company enables enterprise customers and managed service providers to secure, migrate, and protect their data while reducing data storage and long-term retention costs. More than 1,000 organizations and managed service providers worldwide standardize on FalconStor as the foundation for their cloud first data protection future.

(b) Liquidity

As of September 30, 2021, the Company had a working capital surplus of $2.3 million, which is inclusive of current deferred revenue of $3.7 million, and a stockholders' deficit of $11.5 million. During the nine months ended September 30, 2021, the Company had net income of $0.4 million and negative cash flow from operations of $0.7 million. The Company's total cash balance at September 30, 2021 was $3.5 million, an increase of $1.6 million compared to $1.9 million on December 31, 2020.

The Company’s principal sources of liquidity at September 30, 2021 consisted of cash and future cash anticipated to be generated from operations. The Company generated negative net income yet positive cash flows from operations during the nine months ended September 30, 2021, and it reported positive working capital as of September 30, 2021.

As described in Note (14) Stockholders' Equity, on June 23, 2021, the Company issued and sold an aggregate of 811,750 shares of its common stock in a public offering underwritten by Roth Capital Partners, LLC, ("Roth") which included 86,750 shares purchased by Roth pursuant to the partial exercise of its over-allotment option (the "June Offering"). At a price of $4.10 per share, the Company received net proceeds of approximately $2.7 million after deducting the underwriting discount and estimated offering expenses paid by the Company.

Also, on July 27, 2021 the Company issued and sold an aggregate of 285,000 shares of its common stock in a public offering underwritten by Roth. At a price of $4.10 per share, the Company received net proceeds of approximately $0.9 million after deducting the underwriting discount and estimated offering expenses paid by the Company.

The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021 (the "Offering"), we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023, which constituted approximately $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the principal amount outstanding, which was owed to other lenders, was repaid in full on June 30, 2021. See Note (9) Notes Payable for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock, the effective date of the mandatory redemption right of the Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021. If such Series A Preferred Stock was redeemed at September 30, 2021, the Company would have been required to pay the holders of the Series A Preferred Stock $14.2 million.

As discussed in Note (17) Restructuring Costs the Melville, NY office lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. FalconStor is primarily a virtual company and is redeploying this savings to more productive uses.

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

(e)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, valuation of derivatives, valuation of goodwill and income taxes. Actual results could differ from those estimates.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company at September 30, 2021, and the results of its operations for the three and nine months ended September 30, 2021 and 2020. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").

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

    As of September 30, 2021 and December 31, 2020, accounts receivable, net of allowance for doubtful accounts, was $2.3 million and $2.8 million, respectively. As of September 30, 2021 and December 31, 2020, short and long-term contract assets, net of allowance for doubtful accounts, was $0.4 million and $0.6 million respectively.

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

    Changes in deferred revenue were as follows:

Nine Months Ended September 30, 2021
Balance at January 1, 2020	$6,369,129
Deferral of revenue	9,281,741
Recognition of revenue	(10,370,542)
Change in reserves	(1,510)
Balance at September 30, 2021	$5,278,818

    During the three months ended September 30, 2021 and 2020, revenue of $1.0 million and $1.2 million, respectively, and the nine months ended September 30, 2021 and 2020, revenue of $3.9 million and $4.4 million respectively, was recognized from the deferred revenue balance at the beginning of each period.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $5.3 million as of September 30, 2021, of which the Company expects to recognize approximately 70% of such amount as revenue over the next 12 months and the remainder thereafter.

    Approximately $1.8 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of September 30, 2021. We expect to recognize revenue on approximately 42% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

Right of Use Assets and Liabilities

    We have various operating leases for office facilities that expire through 2021. Below is a summary of our ROU assets and liabilities as of September 30, 2021.

Right of use assets	$140,238
Lease liability obligations, current	87,381
Lease liability obligations, less current portion	53,430
Total lease liability obligations	$140,811
Weighted-average remaining lease term	1.87
Weighted-average discount rate	3.57%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of lease expense:
Operating lease cost	$88,593	$442,501	$712,911	$1,386,998
Sublease income	—	(75,314)	(100,419)	(430,313)
Net lease cost	$88,593	$367,187	$612,492	$956,685

    During the three months ended September 30, 2021 and 2020, operating cash flows from operating leases were approximately $57,541 and $357,245, respectively. During the nine months ended September 30, 2021 and 2020, operating cash flows from operating leases were approximately $574,757 and $1,117,557, respectively.

Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of September 30, 2021, are as follows:

2021	30,063
2022	112,232
Total minimum lease payments	142,295
Less interest	1,484
Present value of lease liabilities	140,811

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	9,640	9,945	9,640	9,945
Restricted stock	—	31,648	63,207	31,648
Series A redeemable convertible preferred stock	87,815	87,815	87,815	87,815
Total anti-dilutive common stock equivalents	97,455	129,408	160,662	129,408

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Gross carrying amount	$18,876,633	$18,791,841
Accumulated depreciation	(18,683,605)	(18,594,821)
Property and Equipment, net	$193,028	$197,020

For the three months ended September 30, 2021 and 2020, depreciation expense was $29,838 and $44,958, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense was $100,470 and $135,679, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Gross carrying amount	$2,950,132	$2,950,132
Accumulated amortization	(2,935,787)	(2,930,854)
Software development costs, net	$14,345	$19,278

During the three months ended September 30, 2021 and 2020, the Company recorded $1,649 and $1,649, respectively, of amortization expense related to capitalized software costs. During the nine months ended September 30, 2021 and 2020, the Company recorded $4,933 and $6,084, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,038,138	$4,027,912
Accumulated amortization	(3,973,843)	(3,927,778)
Net carrying amount	$64,295	$100,134

    For the three months ended September 30, 2021 and 2020, amortization expense was $13,999 and $18,455, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense was $46,065 and $20,364, respectively.

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

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of September 30, 2021:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,692,797	132,817	1,463,380

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of September 30, 2021:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	3,850
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	5,790

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2021 is below. Such restricted stock did not bestow any voting or dispositive power and is not deemed outstanding until they vest.

Number of Restricted Stock Awards
Non-Vested at January 1, 2021	1,386,213
Granted	113,230
Vested	(36,063)
Forfeited	—
Non-Vested at September 30, 2021	1,463,380

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue - Product	$232	$—	$688	$—
Cost of revenue - support and service	185	104	549	310
Research and development costs	167	433	167	1,289
Selling and marketing	2,915	186	8,475	554
General and administrative	1,417	3,099	4,205	9,239
	$4,916	$3,822	$14,084	$11,392

(8) Income Taxes

    The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the nine months ended September 30, 2021, the Company recorded an income tax provision of $63,804. The effective tax rate for the nine months ended September 30, 2021 was 12.4%. The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings, foreign withholding taxes and the application of valuation allowances. As of September 30, 2021, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

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

The Company’s total unrecognized tax benefits, excluding interest, at both September 30, 2021 and September 30, 2020 were $70,260 and $76,275, respectively. As of September 30, 2021 and September 30, 2020, the Company had $36,575 and $33,865, respectively, of accrued interest reflected in accrued expenses.

(9) Notes Payable

    The notes payable balance consists of the following:

Total notes payable, net at January 1, 2021	$4,074,863
Accretion of discount	75,705
PPP loan forgiveness	(754,000)
Total notes payable, net at March 31, 2021	$3,396,568
Repayment of short-term debt	(1,334,058)
Accretion of discount	84,086
Total notes payable, net at June 30, 2021	$2,146,596
Accretion of discount	$3,978
Total notes payable, net at September 30, 2021	$2,150,574

Senior Secured Debt

    The senior secured debt bears interest at prime plus 0.75% and had an original maturity date of June 30, 2021.

In connection with the June Offering, we entered into the Loan Extension Letter Agreement on June 2, 2021 which provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The amount extended constituted approximately $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the outstanding principal, which was owed to other lenders, was repaid in full on June 30, 2021.

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

As of September 30, 2021, the Company was in compliance with the financial covenants contained in the Amended and Restated Loan Agreement.
Loan under the Paycheck Protection Program

On April 28, 2020, the Company entered into a loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000 (the "PPP Loan") pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
The PPP Loan was evidenced by a promissory note, dated April 28, 2020 and matured two years from the disbursement date and bore interest at a rate of 1.000% per annum, with the first six months of interest deferred. The PPP Loan was subject to forgiveness to the extent proceeds were used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company used a significant majority of the PPP Loan amount for Qualifying Expenses and the PPP Loan was forgiven on March 30, 2021.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At September 30, 2021, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets.

•Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At September 30, 2021 and December 31, 2020, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At September 30, 2021 and December 31, 2020, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of September 30, 2021 or December 31, 2020.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	464,972	—	—	464,972
Total derivative liabilities	464,972	—	—	464,972

Total assets and liabilities measured at fair value	$464,972	$—	$—	$464,972

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	472,851	—	—	472,851
Total derivative liabilities	472,851	—	—	472,851

Total assets and liabilities measured at fair value	$472,851	$—	$—	$472,851

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning Balance	$467,598	$478,312	$472,851	$483,804
Total income recognized in earnings	(2,626)	(2,751)	(7,879)	(8,243)
Ending Balance	$464,972	$475,561	$464,972	$475,561

(11) Commitments and Contingencies

    The Company’s headquarters are located in Austin, Texas.  The Company had an operating lease covering its Melville, New York office facility that expired in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases occur in 2021. The following is a schedule of future minimum lease payments as well as sublease income for all operating leases as of September 30, 2021:

Payments
2021	$30,063
2022	112,232
$142,295

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and nine months ended September 30, 2021, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (12) Series A Redeemable Convertible Preferred Stock the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of September 30, 2021, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

    In connection with the appointment of Todd Brooks as Chief Executive Officer, the Board approved an offer letter to Mr. Brooks (the “Brooks Agreement”), which was executed on August 14, 2017. The Brooks Agreement provides that Mr. Brooks is entitled to receive an annualized base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Brooks will also be eligible for a cash bonus of $17,500 for any quarter that is free cash flow positive on an operating basis and additional incentive compensation of an annual bonus of up to $200,000, subject to attainment of performance objectives to be mutually agreed upon and established. Mr. Brooks' employment can be terminated at will. Pursuant to the Brooks Agreement and the 2018 Plan, Mr. Brooks received 735,973 shares of restricted stock. If Mr. Brooks’ employment is terminated by the Company other than for cause, he is entitled to receive severance equal to 12 months of his base salary if (i) he has been employed by the Company for at least 12 months at the time of termination or (ii) a change of control has occurred within 6 months of Mr. Brooks’ employment. Except as set forth in the preceding sentence, Mr. Brooks is entitled to receive severance equal to 6 months of his base salary if he has been employed by the Company for less than 6 months and his employment was terminated by the Company without cause. Mr. Brooks is also entitled to vacation and other employee benefits in accordance with the Company’s policies as well as reimbursement for an apartment.

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

    As described under Note (17) Restructuring Costs, the Company has incurred certain restructuring costs in connection with restructuring plans adopted in 2017 and 2019.

In addition, as of September 30, 2021, the Company's liability for uncertain tax positions totaled $108,091. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

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
The holders of our outstanding Series A Preferred Stock have a mandatory redemption right that may be exercised only with the approval of Hale Capital and HCP-FVA. In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021, the effective date of such redemption right was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021.

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

    As of September 30, 2021 and December 31, 2020, the fair value of these derivative instruments was $464,972 and $472,851, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the nine months ended September 30, 2021 and September 30, 2020 of $7,879 and $8,243, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning Balance	$467,598	$478,312	$472,851	$483,804
Total income recognized in earnings	(2,626)	(2,751)	(7,879)	(8,243)
Ending Balance	$464,972	$475,561	$464,972	$475,561

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the June Offering, Hale Capital Partners, which was the sole holder of the Series A Preferred Stock, agreed to the Series A mandatory extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the three and nine months ended September 30, 2021 and 2020, respectively.

The Series A Preferred Stock consists of the following:

Total Series A redeemable convertible preferred stock, net at January 1, 2021	$12,940,722
Accrued dividends	277,170
Accretion of preferred stock	197,114
Total Series A redeemable convertible preferred stock, net at March 31, 2021	$13,415,006
Accrued dividends	282,926
Accretion of preferred stock	75,183
Total Series A redeemable convertible preferred stock, net at June 30, 2021	$13,773,115
Accrued dividends	288,802
Accretion of preferred stock	13,517
Total Series A redeemable convertible preferred stock, net at September 30, 2021	$14,075,434

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended September 30, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at July 1, 2021	$(1,914,022)	$7,719	$(1,906,303)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	11,144	—	11,144
Total other comprehensive income (loss)	11,144	—	11,144
Accumulated other comprehensive income (loss) at September 30, 2021	$(1,902,878)	$7,719	$(1,895,159)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended September 30, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at July 1, 2020	$(1,948,066)	$33,566	$(1,914,500)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(24,234)	—	(24,234)
Total other comprehensive income (loss)	(24,234)	—	(24,234)
Accumulated other comprehensive income (loss) at September 30, 2020	$(1,972,300)	$33,566	$(1,938,734)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the nine months ended September 30, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2021	$(1,995,680)	$7,719	$(1,987,961)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	92,802	—	92,802
Total other comprehensive income (loss)	92,802	—	92,802
Accumulated other comprehensive income (loss) at September 30, 2021	$(1,902,878)	$7,719	$(1,895,159)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the nine months ended September 30, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2020	$(1,926,826)	$33,566	$(1,893,260)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(45,474)	—	(45,474)
Total other comprehensive income (loss)	(45,474)	—	(45,474)
Accumulated other comprehensive income (loss) at September 30, 2020	$(1,972,300)	$33,566	$(1,938,734)

(14) Stockholders' Equity

Stock Repurchase Activity

During the three and nine months ended September 30, 2021 and 2020, the Company did not repurchase any shares of its common stock. As of September 30, 2021, the Company had the authorization under previous Board approved stock repurchase plans to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

Common Stock Offerings

On June 23, 2021, the Company issued and sold an aggregate of 811,750 shares of its common stock in a public offering underwritten by Roth, which included 86,750 shares purchased by Roth pursuant to the partial exercise of its over-allotment option. At a price of $4.10 per share, the Company received net proceeds of approximately $2.7 million after deducting the underwriting discount and offering expenses paid by the Company.

On July 27, 2021 the Company issued and sold an aggregate of 285,000 shares of its common stock in a public offering underwritten by Roth. At a price of $4.10 per share, the Company received net proceeds of approximately $0.9 million after deducting the underwriting discount and estimated offering expenses paid by the Company.

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

Litigation Settlement with Datatech Enterprises, Inc.

The Company has been involved in litigation with Datatech Enterprises, Inc. ("Datatech") since April 27, 2015 when Falconstor commenced a lawsuit regarding a contractual dispute with Datatech. Falconstor recorded an accrual for a loss contingency in the amount of $0.8 million in the fiscal year ended 2015. On September 23, 2021, Falconstor and Datatech entered into a settlement agreement which resulted in Falconstor issuing payment of $0.2 million to Datatech and recording a gain of $0.6 million. Falconstor issued the payment in full on September 23, 2021. The matter is now fully concluded.

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2021 and 2020, and the location of long-lived assets as of September 30, 2021 and December 31, 2020, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Americas	$880,010	$1,834,443	$4,422,598	$4,085,936
Europe, Middle East, Africa and Other	1,265,526	1,650,812	3,817,767	4,116,849
Asia Pacific	1,137,933	951,145	2,130,177	2,913,414
Total Revenue	$3,283,469	$4,436,400	$10,370,542	$11,116,199

	September 30, 2021	December 31, 2020
Long-lived assets:
Americas	$388,860	$1,735,986
Europe, Middle East, Africa and Other	19,695	52,690
Asia Pacific	556,925	502,344
Total long-lived assets	$965,480	$2,291,020

For the three and nine months ended September 30, 2021, the Company had two customers that accounted for 10% or more of total revenue, respectively. For the three and nine months ended September 30, 2020, the Company had two customer that accounted for 10% or more of total revenue, respectively.

As of September 30, 2021, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2020, the Company had one customer that accounted for 10% or more of the gross accounts receivable balance.

(17) Restructuring Costs

    In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the nine months ended September 30, 2021, the Company incurred lease disposal-related costs for this property of $0.7 million. The Melville, NY lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. The Company expects the remaining accrued severance-related costs of $141,340 at September 30, 2021 to be paid once final settlement litigation is completed, which is expected to occur by December 31, 2021.

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

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020 (the "2020 Plan"). The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. During the nine months ended September 30, 2021, the Company has not yet incurred severance expense as a result of this action.

The following table summarizes the activity during 2020 and 2021 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at January 1, 2020	$293,799	$237,493	$531,292
Additions (Reductions)	76,708	210,752	287,460
Utilized/Paid	(156,415)	(225,835)	(382,250)
Balance at March 31, 2020	$214,092	$222,410	$436,502
Additions (Reductions)	—	153,685	153,685
Translation Adjustment	4,674	—	4,674
Utilized/Paid	—	(201,211)	(201,211)
Balance at June 30, 2020	$218,766	$174,884	$393,650
Additions (Reductions)	—	317,595	317,595
Translation Adjustment	9,554	—	9,554
Utilized/Paid	—	(366,562)	(366,562)
Balance at September 30, 2020	$228,320	$125,917	$354,237
Additions (Reductions)	—	274,086	274,086
Translation Adjustment	11,124	—	11,124
Utilized/Paid	—	(324,537)	(324,537)
Balance at December 31, 2020	$239,444	$75,466	$314,910
Additions (Reductions)	—	302,313	302,313
Translation Adjustment	(10,393)	—	(10,393)
Utilized/Paid	—	(357,184)	(357,184)
Balance at March 31, 2021	$229,051	$20,595	$249,646
Additions (Reductions)	—	421,737	421,737
Translation Adjustment	2,734	—	2,734
Utilized/Paid	(90,445)	(442,332)	(532,777)
Balance at June 30, 2021	$141,340	$—	$141,340
Translation Adjustment	(3,429)	—	(3,429)
Balance at September 30, 2021	$137,911	$—	$137,911

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

OVERVIEW

FalconStor is the trusted data protection software leader modernizing disaster recovery and backup operations for the hybrid cloud world. The Company enables enterprise customers and managed service providers to secure, migrate, and protect their data while reducing data storage and long-term retention costs by up to 95%. More than 1,000 organizations and managed service providers worldwide standardize on FalconStor as the foundation for their cloud first data protection future. Our products are offered through and supported by a worldwide network of leading managed service providers (“MSPs”), systems integrators, resellers, and original equipment manufacturers (“OEMs”).

Our products address the increasing demand for hyrid-cloud data protection for multiple devices, networks and platforms across enterprise on-premises data centers, and private and public clouds. The onset of the coronavirus pandemic accelerated this shift, as ongoing remote work and work from home arrangements introduced novel challenges to maintaining enterprise data security. The adoption of increased employee mobility and flexible remote work arrangements, such as a broader incorporation of cloud technology and the option for employees to use their own devices, has introduced additional vulnerabilities that businesses must monitor and protect through solutions like ours in order to maintain enterprise data integrity.

Our products are utilized by enterprises and MSPs to address two key areas of enterprise data protection: (i) long-term data retention and recovery, and (ii) data replication to preserve business continuity. As enterprises increasingly look to focus their core IT staffs on application development and refresh, MSPs are increaseingly assuming responsibility for cloud integration and data pretection. Our integration with modern cloud-based data storage environments, such as IBM Cloud, Amazon Web Services (“AWS”) and Microsoft Azure, enables our enterprise customers to significantly reduce costs and improve the portability, security and accessibility of their enterprise data and enables MSPs to serve their cusrtomers with their cloud of choice. We believe this accessibility is key in our modern world, where data must be protected and intelligently leveraged to facilitate learning, improve product design and drive competitive advantage. Our products can be used regardless of the underlying hardware, cloud and source-data, which enables our enterprise customers to leverage their existing hardware and software investments.

Since the beginning of 2020, we have focused our go to market efforts on long-term data retention and recovery data protection segment, building on the momentum we generated in 2019 and increasing profitability. In 2021, we increased our go-to-market investment within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia, and released StorSafeTM, the next generation of our Virtual Tape Library (“VTL”) product family built for MSPs.

GAAP subscription revenue increased 35% in the third quarter of 2021 year-over-year and increased 54% for the year-to-date ending September 30, 2021. Desipite the increase in GAAP subscription revenue, GAAP total revenue in the third quarter of 2021 declined 26.0% year-over-year, and GAAP total revenue for the year-to-date ending September 30, 2021 decreased year-over-year by 6.7%. During the third quarter, we generated a net income of $0.4 million, compared to a net income of $1.5 million in third quarter of 2020. For the year to date September 30, 2021, we generated a net income of $0.4 million, compared to a net income of $1.2 million for year to date September 30, 2020.

While uncertainties continue to exist as a result of COVID-19, we have seen our customers and prospects continue to invest in the business critical area of data production in which we sell our solutions.

During the third quarter of 2021, we continued to deliver innovation and enhance each of our products. Our StorSafeTM solution is a vital backup long-term archive retention tool in enterprise IT departments’ data protection arsenal and for MSPs that provide data protection as a service to enterprise companies. It enables them to modernize their backup and archive environments, leverage efficient hybrid- and public-cloud storage environments, such as those provided by IBM, AWS and Microsoft Azure, save operational costs, and improve restore performance for rapid remote disaster recovery.

Through StorSafeTM, we are making progress expanding our technology to deliver an enterprise-class, highly flexible and efficient backup and long-term data storage optimization solution for the hybrid cloud world.

Beyond our long-term retention and reinstatement products, our StorGuardTM business continuity driven data replication solution gives our customers the ability to move workloads to the right destination, on-premises or in the cloud, with advanced insight. This solution is designed for MSPs and enterprise organizations with complex, heterogeneous IT environments and the full spectrum of data management use cases, including but not limited to large enterprises, universities, health care entities and governmental institutions. StorGuardTM is modern, comprehensive and easy-to-use software solution that enables IT professionals to have complete insight into and control over their organization’s data.

To provide for greater ease of use for all our products, we also made significant enhancements to our central data management console, now called StorSightTM, to interface with each of our products to provide a holistic view of an enterprise’s entire data protection environment – whether on-premises data centers, public cloud and hybrid – as well as the key analytics, reports and dashboards our customers need to continuously optimize their operations.

FalconStor continues to focus on MSPs, enterprise customers, and OEM partners. These markets offer the most significant opportunity and are best suited to realize the value of FalconStor products, and provide an efficient and effective access to broad, worldwide markets. Most of our revenue comes from sales to MSPs and to enterprise customers through resellers.

Our “Business Partner” program for our MSPs and resellers provides financial incentives for those partners that are willing to make a commitment to FalconStor through training, marketing and revenue. As part of our review of all of our operations to maximize savings without sacrificing sales, and in connection with our Business Partner program, we continually review our relationship with each of our partners in all regions. We decided to focus on only those partners who have the expertise, personnel and networks to identify potential customers and to service our end users.

Historically, the majority of our software licenses have been sold on a capacity basis and have included a perpetual right to use the licensed capacity. Now, we also offer our various licenses on a subscription or term-based model, which gives a customer the right to utilize our solutions over a designated period of time. We expect revenue from subscription-based licensing to increase over the next several years.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2020.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the three months ended September 30, 2020 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change Period to Period
(amounts in dollars)	2021		2020
Revenue:
Product revenue	$1,547,013	47%	$2,521,695	57%	$(974,682)	(39)%
Support and services revenue	1,736,456	53%	1,914,705	43%	(178,249)	(9)%
Total revenue	3,283,469	100%	4,436,400	100%	(1,152,931)	(26)%
Cost of revenue:
Product	41,351	1%	48,895	1%	(7,544)	(15)%
Support and service	400,934	12%	367,063	8%	33,871	9%
Total cost of revenue	442,285	13%	415,958	9%	26,327	6%
Gross profit	2,841,184	87%	4,020,442	91%	(1,179,258)	(29)%
Operating expenses:
Research and development costs	711,273	22%	600,430	14%	110,843	18%
Selling and marketing	1,610,635	49%	1,026,241	23%	584,394	57%
General and administrative	633,954	19%	358,701	8%	275,253	77%
Gain on litigation settlement	(632,600)	(19)%	—	—%	(632,600)	—%
Restructuring costs	68,704	2%	317,595	7%	(248,891)	(78)%
Total operating expenses	2,391,966	73%	2,302,967	52%	88,999	4%
Operating income (loss)	449,218	14%	1,717,475	39%	(1,268,257)	(74)%
Interest and other expense	(58,257)	(2)%	(159,994)	(4)%	101,737	64%
Income (loss) before income taxes	390,961	12%	1,557,481	35%	(1,166,520)	(75)%
Income tax expense (benefit)	16,529	1%	11,272	—%	5,257	47%
Net income (loss)	$374,432	11%	$1,546,209	35%	$(1,171,777)	(76)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	288,802	9%	266,007	6%	22,795	9%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	13,517	—%	175,335	4%	(161,818)	(92)%
Net income (loss) attributable to common stockholders	$72,113	2%	$1,104,867	25%	$(1,032,754)	(93)%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended September 30, 2021, we recognized revenue of $3.3 million, compared with $4.4 million in the prior year period.

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

For the three months ended September 30, 2021 and 2020, product revenue represented 47% and 57% of our total revenue, respectively. Product revenue of $1,547,013 for the three months ended September 30, 2021 decreased $974,682, or 39%, from $2,521,695 in the prior year period. The decrease is due to revenue from three large contracts in the three months ended September 30, 2020 that did not repeat in the three months ended September 30, 2021.

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

Maintenance and technical support services revenue for the three months ended September 30, 2021 decreased to $1.6 million, compared to $1.9 million in the prior year period. The decrease is primarily due to a decline in maintenance renewals. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue over the previous year reflects a decline in maintenance renewal revenue as a result of conversion to subscription contracts and customer attrition.

Professional services revenue for the three months ended September 30, 2021 increased to $94,543, compared to $31,269 in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended September 30, 2021 increased 6% to $442,285, compared with $415,958 in the prior year period. Total gross profit decreased $1.2 million, or 29%, to $2.8 million for the three months ended September 30, 2021, compared with $4.0 million for the prior year period. Total gross margin decreased to 87% for the three months ended September 30, 2021, compared with 91% for the prior year period. The decrease in our total gross profit, in absolute dollars, was primarily due to decreased revenue. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of hardware and warranty expenses. Cost of product revenue for the three months ended September 30, 2021 decreased to $41,351, compared with $48,895 in the prior year period. Product gross margin for the three months ended September 30, 2021 decreased slightly, year over year, to 97% from 98% for the same period in 2020. This decrease in cost of product revenue for the three months ended September 30, 2021 was primarily due to an intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended September 30, 2021 increased 9% to $400,934, compared with $367,063 in the prior year period. Support and service gross margin decreased to 77% for the three months ended September 30, 2021, compared with 81% for the prior year period. The increase was primarily related to an increase in personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements.

Operating Expenses

Our operating expenses for the three months ended September 30, 2021 increased slightly by $0.1 million to $2.4 million from $2.3 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs increased $0.1 million, or 18%, to $0.7 million for the three months ended September 30, 2021, from $0.6 million in the prior year period. The increase was primarily related to an increase in personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $0.6 million, or 57%, to $1.6 million for the three months ended September 30, 2021 from $1.0 million in the prior year period. The increase was primarily related to commissions, bonuses and promotional campaign expenses and an increase in personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements.

Gain on Litigation Settlement

During the three months ended September 30, 2021, we recorded a gain of $0.6 million for a legal settlement of a contractual dispute with a marketing/sales firm. For further information, refer to Note (15) Litigation, to our unaudited condensed consolidated financial statements.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $0.3 million to $0.6 million for the three months ended September 30, 2021, compared to $0.4 million for the prior year period. The increase in general and administrative expenses was due primarily to an accrual reversal for Board fees that occurred in three months ended September 30, 2020 and reductions in professional fees.

Restructuring

    In June 2017, the Board approved the 2017 Plan, a comprehensive plan to increase operating performance. The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. As the lease has terminated in April 2021, there are no further restructuring costs associated with this lease.

During the three months ended September 30, 2019, the Company adopted the 2019 Plan, a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis, implement tighter expense controls, cease non-core activities and downsize several facilities. During the three months ended September 30, 2021, the Company incurred $0 in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented the 2020 Plan, an even more aggressive expense control plan in March 2020, that was kept in place for the duration of 2020. The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. During the three months ended September 30, 2021, the Company has not incurred severance expense as a result of this action.

Restructuring expense decreased $0.2 million for the three months ended September 30, 2021 to $0.1 million, compared to a restructuring expense of $0.3 million in the prior year period. Restructuring expense primarily consists of lease disposal activities.

Interest and Other (Loss) Income, Net

Interest and other income (loss), net, decreased $101,737 to a loss of $58,257 for the three months ended September 30, 2021, compared with a loss of $159,994 in the prior year period. The increase in interest and other income (loss) primarily relates to payments made on outstanding debt. The fluctuation in interest and other income (loss) from quarter to quarter also relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (10) Fair Value Measurements to our unaudited condensed consolidated financial statements.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended September 30, 2021 and 2020, the Company recorded income tax expense of $16,529 and benefit of $11,272, respectively, consisting primarily of state and local, and foreign taxes.

    As of September 30, 2021, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2020.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the nine months ended September 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change Period to Period
(amounts in dollars)	2021		2020
Revenue:
Product revenue	$5,288,747	51%	$5,202,713	47%	$86,034	2%
Support and services revenue	5,081,795	49%	5,913,486	53%	(831,691)	(14)%
Total revenue	10,370,542	100%	11,116,199	100%	(745,657)	(7)%
Cost of revenue:
Product	298,966	3%	250,185	2%	48,781	19%
Support and service	1,233,067	12%	1,109,379	10%	123,688	11%
Total cost of revenue	1,532,033	15%	1,359,564	12%	172,469	13%
Gross profit	8,838,509	85%	9,756,635	88%	(918,126)	(9)%
Operating expenses:
Research and development costs	2,032,360	20%	1,809,354	16%	223,006	12%
Selling and marketing	4,267,010	41%	3,027,372	27%	1,239,638	41%
General and administrative	2,129,921	21%	2,297,451	21%	(167,530)	(7)%
Gain on litigation settlement	(632,600)	(6)%	—	—%	(632,600)	—%
Restructuring costs	792,754	8%	758,740	7%	34,014	4%
Total operating expenses	8,589,445	83%	7,892,917	71%	696,528	9%
Operating income (loss)	249,064	2%	1,863,718	17%	(1,614,654)	(87)%
Gain on debt extinguishment	754,000	7%	—	—%	754,000	—%
Interest and other expense	(489,264)	(5)%	(586,082)	(5)%	96,818	17%
Income (loss) before income taxes	513,800	5%	1,277,636	11%	(763,836)	(60)%
Income tax expense (benefit)	63,804	1%	44,709	—%	19,095	43%
Net income (loss)	$449,996	4%	$1,232,927	11%	$(782,931)	(64)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	848,898	8%	812,362	7%	36,536	4%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	285,814	3%	366,566	3%	(80,752)	(22)%
Net income (loss) attributable to common stockholders	$(684,716)	(7)%	$53,999	—%	$(738,715)	(1,368)%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the nine months ended September 30, 2021, we recognized revenue of $10.4 million, compared with $11.1 million in the prior year period.

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

For the nine months ended September 30, 2021 and 2020, product revenue represented 51% and 47% of our total revenue, respectively. Product revenue of $5.3 million for the nine months ended September 30, 2021 increased $0.1 million, or 2%, from $5.2 million in the prior year period.

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

Maintenance and technical support services revenue for the nine months ended September 30, 2021 decreased to $4.8 million, compared to $5.7 million in the prior year period. The decrease is primarily due to a decline in maintenance renewals. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue over the previous year reflects a decline in maintenance renewal revenue as a result of conversion to subscription contracts and customer attrition.

Professional services revenue for the nine months ended September 30, 2021 increased to $255,522, compared to $183,976 in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the nine months ended September 30, 2021 increased 13% to $1.5 million, compared with $1.4 million in the prior year period. Total gross profit decreased $0.9 million, or 9%, to $8.8 million for the nine months ended September 30, 2021, compared with $9.8 million for the prior year period. Total gross margin decreased to 85% compared with 88% for the nine months ended September 30, 2021. The decrease in our total gross profit, in absolute dollars, was primarily due to decreased revenue. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of hardware and warranty expenses. Cost of product revenue for the nine months ended September 30, 2021 increased slightly to $298,966, compared with $250,185 in the prior year period. Product gross margin for the nine months ended September 30, 2021 declined slightly, year over year, to 94% from 95% for the same period in 2020. The slight increase in cost of product revenue and slight decrease in gross margin for the current year was primarily due to an increase in product revenue while costs increased at a slightly higher rate.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the nine months ended September 30, 2021 increased 11% to $1.2 million, compared with $1.1 million in the prior year period. Support and service gross margin decreased to 76% for the nine months ended September 30, 2021, compared with 81% for the prior year period. The increase was primarily related to an increase in personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2021 increased $0.7 million to $8.6 million from $7.9 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs increased $0.2 million, or 12%, to $2.0 million for the nine months ended September 30, 2021, from $1.8 million in the prior year period. The increase was primarily related to an increase in personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $1.2 million, or 41%, to $4.3 million for the nine months ended September 30, 2021 from $3.0 million in the prior year period. The increase in selling and marketing expenses is primarily due to an increase in commissions, bonuses and promotional campaign expenses and an increase in personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements.

Gain on Litigation Settlement

During the nine months ended September 30, 2021, we recorded a gain of $0.6 million for a legal settlement of a contractual dispute with a marketing/sales firm. For further information, refer to Note (15) Litigation, to our unaudited condensed consolidated financial statements.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses declined $0.2 million to $2.1 million for the nine months ended September 30, 2021, compared to $2.3 million for the prior year period. The decrease in general and administrative expenses was due primarily to an accrual reversal for Board fees that occurred in three months ended September 30, 2020 and reductions in professional fees.

Restructuring

    In June 2017, the Board approved the 2017 Plan, a comprehensive plan to increase operating performance. The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the

Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. As the lease has terminated in April 2021, there are no further restructuring costs associated with this lease.

During the three months ended September 30, 2019, the Company adopted the 2019 Plan, a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis, implement tighter expense controls, cease non-core activities and downsize several facilities. During the nine months ended September 30, 2021, the Company incurred $0 in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

    Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented the 2020 Plan, an even more aggressive expense control plan in March 2020, that it kept in place for the remainder of 2020. The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2020. During the nine months ended September 30, 2021, the Company has not yet incurred severance expense as a result of this action.

Restructuring expense increased $34,014 for the nine months ended September 30, 2021 to $792,754, compared to a restructuring expense of $758,740 in the prior year period. For further information, refer to Note (17) Restructuring Costs to our unaudited condensed consolidated financial statements.

Gain on Debt Extinguishment

Gain on debt extinguishment increased $754,000, to a gain of $754,000 for the nine months ended September 30, 2021, compared to $0 in the prior year period. The Company's loan under the PPP was forgiven on March 30, 2021. For further information, refer to Note (9) Notes Payable to our unaudited condensed consolidated financial statements.

Interest and Other (Loss) Income, Net

Interest and other income (loss), net, decreased $96,818 to a loss of $489,264 for the nine months ended September 30, 2021, compared with a loss of $586,082 in the prior year period. The increase in interest and other income (loss) primarily relates to payments made on outstanding debt. The fluctuation in interest and other income (loss) from quarter to quarter also relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (10) Fair Value Measurements to our unaudited condensed consolidated financial statements.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $63,804 and $44,709, respectively, consisting primarily of state and local, and foreign taxes.

    As of September 30, 2021, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity and Company Obligations

    Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of September 30, 2021 and December 31, 2020 totaled $3.5 million and $1.9 million, respectively.

As described in Note (14) Stockholders' Equity to our unaudited condensed consolidated financial statements, on June 23, 2021, the Company issued and sold an aggregate of 811,750 shares of its common stock in a public offering underwritten by Roth, which included 86,750 shares purchased by Roth pursuant to the partial exercise of its over-allotment option. At a price of $4.10 per share, the Company received net proceeds of approximately $2.7 million after deducting the underwriting discount and estimated offering expenses paid by the Company.

Also, as described in Note (14) Stockholders' Equity to our unaudited condensed consolidated financial statements, on July 27, 2021 the Company issued and sold an aggregate of 285,000 shares of its common stock in a public offering underwritten by Roth. At a price of $4.10 per share, the Company received net proceeds of approximately $0.9 million after deducting the underwriting discount and estimated offering expenses paid by the Company.

We are currently a party to the Amended and Restated Loan Agreement. In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021, we entered into the Loan Extension Letter Agreement, which provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023, which constituted $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the principal amount outstanding, which was owed to other lenders, was repaid in full on June 30, 2021. See Note (9) Notes Payable to our unaudited condensed consolidated financial statements for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements, Hale Capital, HCP-FVA, an affiliated party of Hale Capital, and other affiliates of Hale Capital extended the commencement of the optional redemption date of the Series A Preferred Stock from July 30, 2021 to July 30, 2023. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021. If such Series A Preferred Stock was redeemed at September 30, 2021, the Company would have been required to pay the holders of the Series A Preferred Stock $14.2 million.

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

Liquidity

As of September 30, 2021, we had a working capital surplus of $2.3 million, which is inclusive of current deferred revenue of $3.7 million, and a stockholders' deficit of $11.5 million. During the nine months ended September 30, 2021, the Company had a net income of $0.4 million and negative cash flow from operations of $0.7 million. The Company's total cash balance at September 30, 2021 was $3.5 million, an increase of $1.6 million compared to December 31, 2020. On April 28, 2020, the Company entered into the PPP Loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000, which was forgiven by the Small Business Administration on March 30, 2021. On June 30, 2021, the Company repaid in full $1.3 million of the $3.5 million principal amount that was outstanding as of June 2, 2021 under the Amended and Restated Loan Agreement.

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

Based on its projected cash flows from operations, recently completed financing activities, cost cutting measures in place and existing cash on hand, the Company is projecting to have sufficient liquidity and to be cash flow positive through November 10, 2022.

Cash Flow Analysis

Cash flow information is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities	(707,889)	(303,299)
Investing activities	(108,928)	(63,005)
Financing activities	2,371,707	(246,000)
Effect of exchange rate changes	(762)	8,419
Net increase (decrease) in cash and cash equivalents	$1,554,128	$(603,885)

Net cash used in operating activities totaled $0.7 million for the nine months ended September 30, 2021, compared with $0.3 million of net cash used in operating activities in the prior year period. The changes in net cash used in operating activities for the nine months ended September 30, 2021, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $0.1 million for the nine months ended September 30, 2021, compared with net cash used in investing activities of $0.1 million in the prior year period. Included in investing activities are purchases of property and equipment, intangible assets and cash received from security deposits.

Net cash provided by financing activities totaled $2.4 million for the nine months ended September 30, 2021, compared with net cash used in financing activities of $0.2 million in the prior year period. The change in net cash provided by financing activities in the nine months ended September 30, 2021 included net proceeds from public offerings of our common stock, less offering costs, and payments on our long-term debt. The net cash used in financing activities in the nine months ended September 30, 2020 was attributable to proceeds from the issuance of the PPP Loan and the payoff of the term loan.

Total cash and cash equivalents increased $1.6 million to $3.5 million at September 30, 2021 compared to December 31, 2020.

Contractual Obligations

As of September 30, 2021, our significant commitments are related to (i) the Amended and Restated Loan Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

    The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2021:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption (c)	Dividends on Series A Preferred Stock (d)
2021	30,063	—	35,107	—	—	—
2022	112,232	—	140,427	—	—	—
2023	—	2,176,621	70,214	—	—	—
Other	—	—	—	108,091	9,000,000	7,504,873
Total contractual obligations	$142,295	$2,176,621	$245,748	$108,091	$9,000,000	$7,504,873

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2021 and 2020, approximately 57% and 63%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2021, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.7 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – September 30, 2021 and December 31, 2020.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2021 and 2020.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2021 and 2020.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three and Nine Months Ended September 30, 2021 and 2020.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three and Nine Months Ended September 30, 2021 and 2020.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – September 30, 2021.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
November 10, 2021	(principal executive officer)