Form 10-K
period 2021-12-31
FALCONSTOR SOFTWARE INC
filed 2022-03-11
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 0-23970

FALCONSTOR SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0216135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Congress Avenue, Suite 150	78701
Austin, Texas	(Zip code)
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2021 was $12,745,946 which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 28, 2022 was 7,082,276.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2021 ANNUAL REPORT ON FORM 10-K

Unless the context otherwise requires, references in this Annual Report on Form 10-K (this “Form 10-K”) to “we,” “us,” “our,” “our company,” “the Company,” “FalconStor” and “our business” refer to FalconStor Software, Inc., a Delaware corporation.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. We have described below a number of risk factors which, in addition to uncertainties, risks and other information presented elsewhere in this Form 10-K, including our consolidated financial statements and notes thereto, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below, as well as those presented elsewhere in this Form 10-K, should be considered carefully in evaluating the Company, our business and the value of our securities. These risks are more fully described in Part I, Item 1A. Risk Factors. These risks include, among others, the following:

•We have had limited liquidity and our future prospects are dependent on our ability to execute our business plan, of which there can be no assurance.

•Our revenues decreased in 2021 compared to 2020. There is no guarantee that we will be able or to maintain, profitability.

•We have undertaken a restructuring and other cost reduction initiatives to reduce our expenses and to better align our expenses with our business. There can be no assurance that we have made enough reductions or the right reductions.

•We may not be able to fully utilize our net operating loss and other tax carryforwards, which may have the effect of devaluing significant deferred tax assets of the company.

•Our future business, financial and operating results are substantially dependent on the market acceptance of our products.

•The effects of the COVID-19 pandemic have materially affected and will continue to materially affect how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

•Due to the uncertain and shifting development of the data protection and network storage software markets and our reliance on our partners, we may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

•If we are unable to develop new products that achieve acceptance in the data protection and the network storage software markets, our operating results may suffer.

•Our products handle mission-critical data for our end-customers and are highly technical in nature. If our products have defects, failures occur or end-customer data is lost or corrupted, our reputation and business could be harmed.

•The failure of our resellers to sell our products effectively could have a material adverse effect on our revenue and results of operations.

•We rely on channel partners to sell our solutions, and disruptions to, or our failure to develop and manage our channel partners would harm our business.

•We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

•The international nature of our business could have an adverse effect on our operating results.

•If we are unable to protect our intellectual property, our business will suffer.

•Our redemption obligation under the Series A Preferred Stock and indebtedness could adversely affect our financial health.

•To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. As such, we may not be able to generate sufficient cash to service the term notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

•The likelihood of a change of control in our company could be impacted by the fact that we have a significant amount of authorized but unissued preferred stock, protective provisions in our charter, outstanding Series A Preferred Stock, a staggered board of directors and change of control agreements as well as certain provisions under Delaware law.

•The conversion and exercise of our outstanding securities and the anticipated grant of restricted stock to our employees will dilute the then-existing stockholders’ percentage ownership of our common stock.

•There may be a limited public market for our securities; we presently fail to qualify for listing on any national securities exchanges.

•Our agreements with the holders of our Series A Preferred Stock and the Amended and Restated Loan Agreement prevent us from undertaking certain transactions or incurring certain indebtedness without such holders’ consent or unless the Series A Preferred Stock held by such holders is repurchased and/or the Term Loan is repaid. This could hurt our ability to sell underperforming assets or lines of business or to obtain financing.

•The holders of the Series A Preferred Stock are entitled to dividends on the Series A Preferred Stock they hold. Depending on whether these dividends are paid in cash or stock, the payment of these dividends will either decrease cash that is available to us to invest in our business or dilute the holdings of all other stockholders.

•The potential concentration of equity ownership by Hale Capital and ESW Capital LLC may limit your ability to influence corporate matters.

PART I
Item 1.  Business

OVERVIEW

FalconStor is the trusted data protection software leader modernizing disaster recovery and backup operations for the hybrid cloud world. The Company enables enterprise customers and managed service providers to secure, migrate, and protect their data while reducing data storage and long-term retention costs by up to 95%. More than 1,000 organizations and managed service providers worldwide standardize on FalconStor as the foundation for their cloud first data protection future. Our products are offered through and supported by a worldwide network of leading managed service providers ("MSPs"), systems integrators, resellers, and original equipment manufacturers (“OEMs”).

Our products address the increasing demand for hybrid-cloud data protection for multiple devices, networks and platforms across enterprise on-premises data centers, and private and public clouds. The onset of the coronavirus pandemic accelerated this shift, as ongoing remote work and work from home arrangements introduced novel challenges to maintaining enterprise data security. The adoption of increased employee mobility and flexible remote work arrangements, such as a broader incorporation of cloud technology and the option for employees to use their own devices, has introduced additional vulnerabilities that businesses must monitor and protect through solutions like ours in order to maintain enterprise data integrity.

Our products are utilized by enterprises and MSPs to address two key areas of enterprise data protection: (i) long-term data retention and recovery, and (ii) data replication to preserve business continuity. As enterprises increasingly look to focus their core IT staffs on application development and refresh, MSPs are increasingly assuming responsibility for cloud integration and data protection. Our integration with modern cloud-based data storage environments, such as IBM Cloud, Amazon Web Services (“AWS”) and Microsoft Azure, enables our enterprise customers to significantly reduce costs and improve the portability, security and accessibility of their enterprise data and enables MSPs to serve their customers with their cloud of choice. We believe this accessibility is key in our modern world, where data must be protected and intelligently leveraged to facilitate learning, improve product design and drive competitive advantage. Our products can be used regardless of the underlying hardware, cloud and source-data, which enables our enterprise customers to leverage their existing hardware and software investments.

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

INDUSTRY BACKGROUND

Enterprises of all sizes are increasingly challenged to securely archive, replicate and make available their data assets. This challenge is increased as business pressures to reduce cost and increase efficiency push enterprises to adopt cloud-based technologies, which are critical to handling the growth in data and strategic uses of enterprise data, despite an increasing amount of records and data that has been compromised over the past several years. For example, according to the 2020 Year End Report published by RiskBased Security, approximately 37 billion records of sensitive data were lost from various breaches, as compared to the approximately 15 billion and 5 billion that were lost in 2019 and 2018, respectively.

We believe long-term data archive is the fastest-growing segment of an enterprise’s data assets. This growth is accelerating as enterprises are increasingly subject to complex regulatory compliance, such as that driven by the Food and Drug Administration, the Health Insurance Portability and Accountability Act, European Union’s General Data Protection Regulation and the Sarbanes-Oxley Act. As the volume of long-term archive continues to expand, the need for enterprises to securely and cost-effectively store the associated data will only increase.

The introduction of new long-term archive storage options has also given rise to a growth in MSPs remotely managing data protection, primarily to smaller enterprises with a less complex array of data assets. The MSPs are able to leverage modern broadband connectivity and offer more scalable long-term storage options, which will serve to reduce data protection costs for their customers. We believe this trend to outsourced long-term archive data protection will continue.

New regulations and laws governing the processing, storage, retention, protection and reinstatement of high-value information assets are driving significant growth in the data protection markets. We believe that data archives will play an increasing role in training and validating artificial intelligence and machine learning algorithms and optimizing strategic analytic model outcomes. Given our long history and deep skillset of the unique challenges associated with long-term storage, we believe that we are in position to capitalize on data assets that are subject to new protection requirements with our existing product portfolio. Our innovative StorSafe product is designed and architected to leverage the scale-up and scale-out capabilities found in today's public and private clouds to support the expanding long-term data protection market demand that is estimated to grow into the Zettabyte (10^21) range by 2030, according to market intelligence provider International Data Corporation. We believe our innovative integration of long-term archive storage into modern cloud-based technologies will enable our customers to dramatically improve the portability, security, and accessibility of their enterprise data.

OUR SOFTWARE PRODUCTS AND SUPPORTING TECHNOLOGY

FalconStor’s software products create investment protection, flexibility, and leverage of modern cloud-based technologies, through software-defined functionality that provides backup and long-term retention, and business continuity driven data replication. As a result, our enterprise clients are able to utilize the underlying storage hardware, media, or environment (on-premise or cloud) that best aligns with their strategic needs. Our customers utilize our products to protect data residing in physical, virtual, private-cloud, public-cloud, and multi-cloud environments, giving them the freedom to optimize their data protection infrastructure and eliminate costly hardware-vendor, cloud, and form-factor lock-in.

Long-Term Data Retention and Recovery Products

FalconStor Virtual Tape Library: We were an early innovator in Virtual Tape Library (“VTL”) technology, which allows enterprise customers to emulate and replace cumbersome physical tape libraries with archive related data preservation, without replacing their existing backup and archive software and associated processes. We believe our VTL product continues to be a leading virtual tape library solution in terms of performance and scalability. With VTL, our enterprise customers are able to complete their data archive operations more reliably, with minimal changes to their legacy archive environment. They are also able to leverage sophisticated physical tape emulation, advanced data security, data-deduplication, and public- or private-cloud based virtual tape archive storage. We have subjected our VTL solution to independent performance testing, which at the time demonstrated that our product was 25% faster than a competitor and could be executed on hardware that was one-third the cost of that required by our closest competitor. We enable our customers to reduce the amount of data that needs to be archived by processing their archive data through our integrated data deduplication engine. By eliminating redundant archive data, the archive storage capacity required can be significantly reduced. Our technology allows our enterprise customers to significantly reduce the cost of storing the ever-growing volume of data that is subject to long-term archive data protection mandates.

FalconStor StorSafeTM (“StorSafe”) - Traditionally, enterprises have had limited choice and have been forced to store their archive data on physical tape or within storage arrays installed in an internal data center. Our newest and most innovative long-term archive data management software product, StorSafe, breaks these traditional storage limitations and enables enterprises to securely and cost effectively leverage a wide array of storage options, including ultra-efficient and scalable cloud-based storage environments, such as IBM Cloud, AWS, and Microsoft Azure.

Launched in 2020, StorSafe, like our proven VTL solution, provides sophisticated physical tape emulation and seamless integration with an enterprise’s legacy backup and archive software and processes. In addition, StorSafe includes our advanced data deduplication technology. However, StorSafe takes long-term archive storage optimization to an entirely new and innovative level by providing multi-tenant data management that is critical to MSP Backup-as-a-Service (“BaaS”) and Migration-as-a-Service (“MaaS”) offerings. Our StorSafe solution dramatically improves archive data portability, accessibility, security, and integrity validation, for both individual enterprise customers and MSPs providing BaaS and MaaS to dozens, if not hundreds, of individual enterprises customers. As a result, a full spectrum of archive data storage options is made available to our enterprise customers to efficiently utilize essentially any storage environment, while confidently ensuring data security and efficient archive access.

Business Continuity Driven Data Replication Products

The FalconStor StorGuardTM (“StorGuard”) Suite includes the functionality of the following point solutions.

FalconStor Continuous Data Protector (“CDP”): In addition to retaining long-term archive data, enterprises routinely maintain short-term copies, or backups, of data generated by various user applications to protect against data loss or natural disaster. Moving beyond once-a-day backup models, CDP combines local and remote protection into a cost-effective, unified, disk-based solution that allows enterprises to recover data back to the most recent transaction. Combining application-aware snapshot agents and continuous journaling functions, CDP enables customers to recover data effectively at any point in time. CDP delivers instant data availability and reliable recovery, with the capacity to bring business applications back online in a matter of minutes after a failure. CDP protects application-specific data for Microsoft, Oracle, SAP and other business applications, ensuring high performance and stability for complex business environments.

FalconStor Network Storage Server (“NSS”): The expanding capacity of data managed by enterprises creates a continual challenge in ensuring adequate amounts of available storage. NSS is a scalable solution that enables data storage virtualization and business continuity in heterogeneous environments. Supporting existing third-party disk arrays, NSS eliminates storage boundaries and vendor lock-in, providing fast and secure data storage provisioning and migration. Our core storage virtualization technology provides a non-disruptive approach to data mobility across different storage area network protocols and vendors. With NSS, it becomes a simple operation to move data from older platforms to newer ones or to introduce new storage capacity and tiers. This allows enterprises to respond to evolving performance and capacity requirements, as well as changing data protection mandates. Our products are sold as stand-alone software, but can also be bundled with standard hardware configurations to simplify implementation for our customers.

We are currently marketing our CDP and NSS products under the name StorGuard™.

 Supporting Technology

Our core long-term archive and business continuity driven products are complemented by a set of underlying technologies that streamline usability and overall solution performance.

FalconStor StorSightTM (“StorSight”): StorSight gives our enterprise customers and MSPs the ability to administer long-term archive and business continuity driven data replication from one centralized management point and to easily test our other products they may not be currently licensing. To simplify our development efforts and to enable broader use of our products by our enterprise customers, we have unified all user management into our modern HTML-based console and rebranded that unified tool as StorSight. As a result, StorSight is now our unified data protection console used to administer our VTL, StorSafe, CDP, and NSS products. Our StorSight user console provides deep analytics relative to each of our products as they are utilized in production. StorSight also includes a full array of functionality key to our MSP customers, such as multi-tenancy and charge-back. StorSight usage licensing is included when customers and MSPs license any of our products.

 FalconStor RecoverTracTM (“RecoverTrac”) Disaster Recovery Technology: Our patented RecoverTrac technology streamlines the implementation, testing and execution of disaster recovery operations. It minimizes service failover time between sites and reduces disaster recovery costs by offering full recovery from physical-to-physical, virtual-to-virtual and physical-to-virtual server infrastructures. This technology is a disaster recovery automation service, and is included as a standard feature of our NSS and CDP products to automate complex, time-consuming and error-prone failover and failback operations of systems, applications, services and entire data centers. This technology can also work across those environments, enabling organizations to seamlessly migrate locally, remotely or to and from cloud environments.

FalconStor MicroScanTM (“MicroScan”) Technology: Our patented MicroScan technology minimizes the amount of data transferred during replication by eliminating inefficiencies at the application and file system layer. Data changes are replicated at the smallest possible level of granularity, reducing LAN/WAN bandwidth and associated storage costs for disaster recovery (“DR”), and any time data is replicated from one source to another. MicroScan is an integral part of our replication option for CDP and NSS.

BUSINESS STRATEGY

FalconStor’s products and supporting technologies serve enterprise IT organizations and MSPs worldwide and are guided by the following strategies.

Provide a Bridge to Cloud-Based Data Storage, While Protecting Investments

As enterprise IT organizations look to modernize their long-term archive and business continuity related data replication, they are challenged by the cost, risk, and disruption upgrades and migrations can cause. Because FalconStor abstracts the data protection services from the physical storage infrastructure, additional capabilities can be added to legacy hardware, eliminating the need and cost to replace that hardware. This delivers discrete value in terms of lowering capital and operational costs, reduced risk and disruption, and significantly faster time to deployment. For IT organizations wishing to deploy new hardware or storage paradigms, including the utilization of private- or public-cloud based storage, such as IBM Cloud, AWS, or Azure, our products enable the migration and on-going optimization of data storage to and on those new platforms, versus being forced to start with a new or “greenfield” deployment required by many of the latest hardware vendors. FalconStor offers these organizations a path forward with an approach that minimizes or eliminates risk and disruption to business processes and workflows while lowering both capital and operational costs.

We intend to continue leveraging the protocol-independent, unified architecture, analytics and open data services technology of our products to maintain a competitive position in the enterprise storage software market. With the addition of StorSafe, and its associated storage container technology, we have joined and are dedicated to the Open Source community, which has accelerated development and integration efforts across our entire product suite. We intend to continue delivering technical innovation that creates investment protection, flexibility and leverage of modern cloud-based technologies for our enterprise customers.

Enable Managed Service Providers

As the MSP segment continues to grow, MSPs increasingly have a need to support heterogeneous storage environments across their own data centers and their customers’ environments. MSPs often have different hardware and software capabilities, making it significantly challenging to offer consistent data services across these environments. We believe that we offer strategic benefits for MSPs by (i) enabling the seamless and non-disruptive movement of data from the customer premises to the service provider’s hosted environment, (ii) offering common data services across a customer’s environments regardless of underlying hardware or technology, (iii) allowing for the introduction and ability to monetize additional data services they may not have previously been able to offer, (iv) providing a low-cost growth opportunity due to the flexibility of StorSight licensing, while eliminating the need to have multiple feature licenses array by array, and (v) enabling reduced storage management complexity and costs within their infrastructure by eliminating silos, reducing licensing costs and optimizing hardware.

Expand Software and Hardware Strategic Alliances with Industry Leaders

The Flash/SSD, High-Density Single Disk and Cloud Data Archival markets are key opportunities for us on two fronts: targeting customers wanting to integrate this new technology into existing IT environments, and OEMs needing to enhance their software stack in order to offer data movement and protection services on their platform. Cloud service providers (“CSPs”) such as AWS, Microsoft Azure, Wasabi and Alibaba Cloud also represent a growth opportunity. Our mutual customers and partners need help moving data from the customer site to their own facilities, as well as a way to deliver common data services across disparate and often incompatible hardware typically found across the provider and end customer environments. We believe that we are positioned to continue to take advantage of these key opportunities in the global marketplace.

Accelerate our Marketing and Distribution in our Best Suited Markets

We plan to continue to focus our marketing and distribution efforts on enterprise customers, MSPs, CSPs, resellers, systems integrators and OEM partners. We believe these markets and distribution channels offer a significant opportunity and are best suited to realize the value of our products, and provide an efficient and effective access to broad, worldwide markets.

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

•MSPs and CSPs
•Authorized partners, value-added resellers (VARs), solution providers, and large system integrators
•Direct Market Resellers (DMRs) and Distributors
•OEMs

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

PRODUCT LICENSING

Historically, the majority of our software licenses have been sold on a per terabyte capacity basis and have included a perpetual right to use the licensed capacity. We now also offered our capacity-based licenses on a subscription or term-based model, which gives a customer the right to utilize the licensed terabyte capacity over a designated period of time. In addition, we provide a unique subscription offering to MSPs that allow them to license our technology on a per tenant instance per month basis. We expect revenue from subscription-based licensing to increase over the next several years.

COMPETITION

Long-Term Data Retention and Recovery

We believe our StorSafe and VTL products are positioned well in the marketplace. Given the fact that these products are designed to integrate with an enterprise’s legacy backup and archive software and processes, the level of competition we believe we typically face is limited to DellEMC’s Data Domain virtual tape library product.

We also compete with legacy backup and archive vendors such as Veritas, and Commvault; however, in practice, we believe our products are more complimentary to their solutions than competitive, as our solutions do not require their solutions to be retired or replaced. In fact, our enterprise customers view the ability to maintain their legacy software solutions and processes as a key differentiator for selecting FalconStor products, as it is common for them to use backup and archive products from multiple vendors. By inserting our StorSafe or VTL product, customers are able to aggregate all of their archive data easily and control global data deduplication and archive storage from one central point.

We believe our enterprise and MSP customers also view the fact that our StorSafe and VTL products operate effectively with Windows, Linux, and IBM i operating system (OS) environments as a key differentiator. As a result, we execute specific go-to-market efforts to identify enterprise and MSP customers that have multiple OS environments in production.

Beyond the differentiation our StorSafe and VTL products provide related to existing infrastructure integration, we also believe the innovations we are delivering to improve backup and long-term retention and will serve as important competitive differentiators for FalconStor over the next several years. This belief is founded on the fact that our new innovations are designed to significantly improve archive data portability, security, and integrity validation. In addition, our new innovations are designed to allow our enterprise customers to seamlessly leverage multiple private- or public-clouds at one time to significantly reduce archive data storage costs.

Business Continuity Driven Data Replication

Competition within the business continuity driven data replication space is significant and includes products from Veeam, Rubrik, Cohesity, Commvault, Veritas, DellEMC, DataCore, and others. As a result, it is imperative that we carefully select the areas in which we will compete to ensure they are aligned with our key product differentiations. Accordingly, our two areas of focus within this space are on-premise storage virtualization and granular application-aware data replication snapshots that enable our enterprise customers to recover data back to a specific point in time for near real-time recovery time objectives.

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. We currently have forty-three patents and pending patent applications. The Company has multiple registered trademarks - including “FalconStor Software”, “StorSight”, “StorSafe”, and “Intelligent Abstraction” - as well as pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the years ended December 31, 2021 and December 31, 2020, we had one and two customers that accounted for 10% or more of total revenue.

As of December 31, 2021 and 2020, we had two and one customers who accounted for more than 10% of our gross accounts receivable balance, respectively.

EMPLOYEES

As of December 31, 2021, we had 61 employees and contractors. None of our employees are subject to any collective bargaining agreements and we believe that our employee relations are good.

INTERNET ADDRESS AND AVAILABILITY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Exchange Act (the "Exchange Act"), report filed during the year ended December 31, 2021.

CORPORATE INFORMATION

We were incorporated in 1994 as a Delaware corporation and changed our corporate name from Network Peripherals Inc. to FalconStor Software, Inc. in 2001 through the completion of a reverse merger. Our principal executive offices are located at 701 Brazos Street, Suite 400, Austin, Texas 78701, and our telephone number is (631) 777-5188. We have additional offices in Melville, New York, Munich, Germany and Taichung, Taiwan. We maintain a corporate website at https://falconstor.com and social media accounts on LinkedIn at https://www.linkedin.com/company/falconstor-software and Facebook at https://www.facebook.com/falconstorsoftwareinc/.

RECENT DEVELOPMENTS

July 2021 Common Stock Offering

On July 27, 2021, we issued and sold an aggregate of 285,000 shares of our common stock at $4.10 per share in a public offering underwritten by Roth Capital Partners, LLC (“Roth”). We received net proceeds of approximately $0.9 million in the offering after deducting the underwriting discount and estimated offering expenses payable by us.

June 2021 Common Stock Offering

On June 23, 2021, we issued and sold an aggregate of 811,750 shares of our common stock at $4.10 per share in a public offering underwritten by Roth, which included the sale of 86,750 shares of common stock pursuant to the partial exercise of Roth’s over-allotment option (the “June Offering”). We received net proceeds of approximately $2.7 million in the offering after deducting the underwriting discount and offering expenses payable by us.

Extension of Preferred Stock Redemption Date and Debt Maturity Date

As described in more detail in the “Risk Factors” section of this Form 10-K, the holders of our outstanding Series A Preferred Stock have a mandatory redemption right that may be exercised only with the approval of Hale Capital Partners, LP (“HCP”) and HCP-FVA, LLC (“HCP-FVA” and, together with HCP, “Hale Capital”). The effective date of such redemption right was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations (as defined herein), dated as of June 24, 2021, which was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021.

In connection with the June Offering, we also entered into a letter agreement with Hale Capital, dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness (the “Debt Extension”) owed under the Amended and Restated Loan Agreement (as defined herein) to

June 30, 2023, which constituted $2,176,621 of the $3,510,679 aggregate principal amount outstanding as of March 31, 2021. The remaining $1,334,058 of the outstanding principal amount was repaid in full on June 30, 2021.

Effects of COVID-19 on our Company

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, which it kept in place for the remainder of 2020. This plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company originally furloughed 21 positions worldwide, and 20 of these positions were reinstated by the fourth quarter of 2020. Our reduced expense level enabled FalconStor to remain profitable during 2021, even with the prolonged impact of COVID-19.

Item 1A.  Risk Factors

    We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth below.

Risks Related to Our Financial Condition

We have had limited liquidity and our future prospects are dependent on our ability to execute our business plan of which there can be no assurance.

    While we had net income for the year ended December 31, 2021, we have incurred operating losses in ten of the previous twelve years and negative cash flow from operations in nine of the previous twelve years.

    The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, (the “Amended and Restated Loan Agreement”). In connection with the June Offering, we entered into the Loan Extension Letter Agreement that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023, which constituted approximately $2,176,621 of the $3,510,679 million principal amount outstanding as of June 2, 2021 (the “Term Loan”). The remaining $1,334,058 of the principal amount outstanding, which was owed to other lenders, was repaid in full on June 30, 2021. Also, the effective date of the mandatory redemption right of the Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021. If such Series A Preferred Stock was redeemed at December 31, 2021, the Company would have been required to pay the holders of the Series A Preferred Stock $14.5 million.

    As of December 31, 2021, we had a working capital surplus of $1.3 million, which is inclusive of current deferred revenue of $4.6 million, and a stockholders' deficit of $13.0 million. Our cash and cash equivalents at December 31, 2021 was $3.2 million, an increase of $1.3 million compared to December 31, 2020. However, there is no assurance that we will be successful in executing our business plan either through generating sufficient revenue or continuing to reduce operating costs. The failure to execute our business plan would have a material adverse effect on our results of operations and or our ability to continue operations. In addition, to the extent that we continue to incur losses or want to expand our operations, we may need to seek additional financing. There can be no assurance that we will be able to obtain additional financing. Moreover, it is likely that the terms of the Amended and Restated Loan Agreement and Series A Preferred Stock will make it more difficult for us to obtain additional financing, and any additional financing could be dilutive to our stockholders.

Our revenues decreased in 2021 compared to 2020. There is no guarantee that we will be able or to maintain, profitability.
    Despite generating a $0.2 million in GAAP Net Income for the fiscal year ended December 31, 2021, our revenues decreased to $14.2 million for the year ended December 31, 2021, as compared with $14.8 million for the year ended December 31, 2020. If we are unable to stabilize or increase revenue, we will be unable to maintain profitability, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

We have undertaken a restructuring and other cost reduction initiatives to reduce our expenses and to better align our expenses with our business. There can be no assurance that we have made enough reductions or the right reductions.

For the past several years, we have taken several actions to reduce expenses significantly in an attempt to help return our company to profitability. These actions include a reduction in personnel; closing offices in geographic locations where our expenses have continued to outpace our revenue; and reducing other expenditures. To date, the reduction in expenses has not been sufficient to ensure that we can meet our ongoing cash needs for the foreseeable future. In addition, there can be no assurance that the reductions we have made are the right reductions for our business going forward. There is a risk that the restructuring, cost cutting initiatives and reduction in personnel will continue to make it more difficult to grow the business and service our customers.
We may not be able to fully utilize our net operating loss (“NOL”) and other tax carryforwards, which may have the effect of devaluing significant deferred tax assets of the company.
As of December 31, 2021, we had approximately $84.5 million of federal NOL carryforwards, $79.9 million of which will begin to expire in 2030 if not used to reduce taxable income. Our ability to utilize NOLs and other tax carryforwards to reduce taxable income in future years could be limited for various reasons, including as a result of one or more ownership changes under Section 382 (“Section 382”) of the Internal Revenue Code of 1986 (“Code”), if future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration and/or if the IRS successfully asserts that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of United States federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not successfully challenge the use of all or any portion of the NOLs.

Section 382 subjects us to limitations in the use of NOLs if we experience an “ownership change.” For the purposes of Section 382, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the “testing period”. If an ownership change occurs, we will be limited in our ability to realize a tax benefit from the use of our deferred tax assets, whether or not we are profitable in future years. These consequences include, without limitation, limiting the amount of federal NOL that can be used to offset taxable income to the Section 382 annual limitation. Generally, the annual limitation equals the product of (i) the fair market value of all of our outstanding equity immediately prior to the ownership change, multiplied by (ii) the applicable federal long-term, tax exempt rate.

In addition, if we have a net unrealized built-in gain (generally determined by comparing market capitalization plus total liabilities to the adjusted tax basis of assets) at the time of the ownership change, certain built-in gains recognized within five years after the ownership change (the “recognition period”) may increase the amount of the otherwise available annual limitation. Any such recognized built-in gains that are unused may be carried forward to later post-change years. Internal Revenue Service (“IRS”) Notice 2003-65 provides an approach which treats built-in gain assets of our Company as generating recognized built-in gain each year without regard to whether such assets are not disposed of at a gain during the recognition period. However, in September 2019 the IRS released proposed Section 382 regulations that would eliminate the beneficial provisions of IRS Notice 2003-65. If finalized as proposed, these regulations would limit the increase in the annual Section 382 limitation for recognized built-in gains to those gains that are actually realized through the disposition of built-in gain assets. These regulations have not been finalized but provide for an effective date of 30 days after the final regulations are published. For transactions that have been announced to the public or for which a binding commitment has been entered into when the final regulations are published, the provisions of IRS Notice 2003- 65 should still be available.

The unused portion of the recognized built-in gain carries forward to later post-change years. We have not calculated any recognized built-in gain with respect to the potential ownership change but we expect to do so subsequent to such ownership change and would expect to apply for such recognition.

The Protective Provision contained in our certificate of incorporation, which is intended to help preserve the value of certain income tax assets, primarily tax net operating loss carryforwards, may have unintended negative effects.

Pursuant to Code Sections 382 and 383, use of our NOLs may be limited by an “ownership change” as defined under Section 382 of the Code, and the Treasury Regulations thereunder. In order to protect our company’s significant NOLs, we included a provision to protect our NOLs in our certificate of incorporation (the “Protective Provision”).

The Protective Provision is designed to assist us in protecting the long-term value of our accumulated NOLs by limiting certain transfers of our common stock. The Protective Provision’s transfer restrictions generally restrict any direct or indirect transfers (defined to exclude primary offerings of our common stock effected by the company) of the common stock if the effect would be to increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more of our common stock, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock (with percentage ownership determined under applicable United States federal income tax rules). Any direct or indirect transfer attempted in violation of the Protective Provision will be void as of the date of the prohibited transfer as to the purported transferee.

The Protective Provision may have an unintended “anti-takeover” effect because our board of directors may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a shareholder may own could have the effect of making it more difficult for shareholders to replace current management. Additionally, because the Protective Provision may have the effect of restricting a shareholder’s ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.

We may be adversely affected by inflationary or market fluctuations in the cost of products consumed in providing our services or our cost of labor.

A continued increase in inflation or other market fluctuations could result in increases to the costs to provide our services and products, and we may be unable to pass these costs on to our customers. For example, our cost of labor may be influenced by factors in certain market areas. Our employees could be affected by increases in the federal or state minimum wage rates, wage inflation or local job market adjustments. We do not have a contractual right to automatically pass through all wage rate increases resulting from wage rate inflation or local job market adjustments, and we may be delayed in doing so. Our delay in, or inability to pass such wage increases or other market fluctuations through to our customers could have a material adverse effect on our financial condition, results of operations, and cash flows.

If actual results or events differ materially from our estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.

The preparation of consolidated financial statements and related disclosure in accordance with generally accepted accounting principles requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Note 1 to the Consolidated Financial Statements this Form 10-K describes the significant accounting policies and estimates essential to preparing our financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

Failure to maintain appropriate and effective internal controls over our financial reporting could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities, and could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the market price of our common stock. Although we have taken steps to maintain our internal control structure as required, we cannot guarantee that a control deficiency will not result in a misstatement in the future.

Risks Related to Our Business, Products and Operations

Our future business, financial and operating results are substantially dependent on the market acceptance of our products.

    We have spent considerable resources, both financially and in our research and development efforts, developing VTL, StorSafe, CDP and NSS. We currently do not have any other products in our pipeline with the same expectations that we had or which we believe have the same potential for market acceptance as VTL, StorSafe, CDP and NSS. If (i) either VTL, StorSafe, CDP and NSS do not gain additional market acceptance, (ii) sales of either VTL, StorSafe, CDP and NSS do not increase, or (iii) the ongoing future feature/functionality sets of both products are delayed, our results may suffer and it could have a material adverse effect on our business, financial condition and operating results.

The effects of the COVID-19 pandemic have materially affected and will continue to materially affect how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

As a result of the COVID-19 pandemic, we temporarily closed our office locations, introduced remote working for many of our employees that remains in effect, and implemented certain travel restrictions, all of which has caused disruptions to how we operate our business. Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. Many of our customers are non-essential businesses within the meaning of applicable regulations that have been forced, in some jurisdictions, to temporarily suspend or greatly reduce operations, resulting in a lay off or termination of workers. This has had a direct impact on our revenue, as this results in a decrease in overall product spend by our customers. Additionally, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. The conditions caused by the COVID-19 pandemic have affected and may continue to affect the rate of IT spending and our customer's ability or willingness to attend our events or to purchase our offerings, our prospective customers' purchasing decisions, our ability to provide on-site consulting services to our customers and the provisioning of our offerings, and may lengthen payment terms, reduce the value or duration of our contracts, or affect attrition rates, all of which has and may continue to adversely affect our future sales, operating results and overall financial information.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreements to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Form 10-K.

We have recently experienced turnover within our finance team. If we are unable to retain and successfully integrate their replacements in our business, it could have a material adverse effect on our business and the reliability of our financial statements.

Our future performance depends largely on our ability to continually and effectively attract, train, retain, motivate and manage highly qualified and experienced individuals, specifically in our finance function. We appointed Vincent Sita to serve as our Chief Financial Officer and Treasurer on February 11, 2022 to fill the position left by the resignation of Brad Wolfe, which was accepted by our board of directors effective February 11, 2022. While Mr. Wolfe did not resign as a result of any disagreement with management over financial statements, his resignation impacts the continuity of our financial reporting and related internal controls. If we are unable to successfully integrate Mr. Sita, it could have a material impact on our business and financial results.

The loss of any of our key personnel could harm our business.
Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. We do not have key person life insurance on any of our personnel, and worldwide competition for skilled employees in the network storage software industry is intense. In particular, our success is dependent on our executive management team, including Todd Brooks, our Chief Executive Officer. If we are unable to retain existing employees or hire and integrate new employees, our business, financial condition and operating results could suffer.

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
Our current products are only one part of a storage system. All components of these systems must comply with the same industry standards in order to operate together efficiently. We depend on companies that provide other components of these systems to conform to industry standards. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by OEM customers or end users. If other providers of components do not support the same industry standards as we do, or if competing standards emerge, our products may not achieve market acceptance and we may be required to invest considerable resources to shifting our products to meet such industry standards, either of which could adversely affect our business.

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

The vast majority of our sales to end users come from sales by our resellers and by our OEM partners. These resellers and OEM partners have limited resources and sales forces and sell many different products, both in the data protection and the network storage software markets and in other markets. The resellers and OEM partners may choose to focus their sales efforts on other products in the data protection and the network storage software markets or other markets. The OEM partners might also choose not to continue to develop or to market products which include our products. This would likely result in lower revenue to us and would impede our ability to grow our business.

The failure of our resellers to sell our products effectively could have a material adverse effect on our revenue and results of operations.
We rely significantly on our MSPs, value-added resellers, direct market resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software products and our services. However, our agreements with resellers are generally not exclusive, are generally renewable annually and in many cases may be terminated by either party without cause. Many of our resellers carry products that are competitive with ours. These resellers may give a higher priority to other products, including those of our competitors, or may not continue to carry our products at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of ours, it would have a material adverse effect on our future revenue. Events or occurrences of this nature could seriously harm our sales and results of operations. In addition, we expect that a significant portion of our sales growth will depend upon our ability to identify and attract new reseller partners. The use of resellers is an integral part of our distribution network. We believe that our competitors also use reseller arrangements. Our competitors may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to expand our network of resellers could impair our ability to grow revenue in the future.
Our growth depends in part on the success of our strategic relationships with third parties.
Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, our strategic relationships with DSI, Fujitsu and Hitachi Vantara are intended to enhance their software stack in order to offer data movement and protection services on their platform. In addition, we work with global distributors to streamline and grow our sales channel. These relationships may not result in additional customers or enable us to generate significant revenue. These relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.

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

A number of very large corporations have historically dominated the data management market. We consider our primary competitors to be companies that provide enterprise storage products, including Dell Inc., Hitachi Vantara, Hewlett-Packard Company, IBM, CommVault, DataCore and Nexenta. We also compete to a lesser extent with a number of other private companies and certain other well-established companies. Some of our competitors have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, the emergence of cloud computing and software-defined-storage may impact both short-term and long-term growth patterns in the markets in which we compete. We expect to encounter new competitors domestically and internationally as other companies enter our market or if we enter new markets.

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

    Achieving our anticipated growth will depend on a number of factors, some of which include retention of key management, marketing and technical personnel, our ability to increase our customer base and to increase the sales of our products; and competitive conditions in the network storage infrastructure software market. We cannot assure you that the anticipated growth will be achieved. The failure to achieve anticipated growth could harm our business, financial condition and operating results.

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
Certain of our products enable end user to encrypt data. The United States, through the Bureau of Industry Security, places restrictions on the export of certain encryption technology. These restrictions may include: the requirement to have a license to export the technology; the requirement to have software licenses approved before export is allowed; and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country. As a result, certain of our products are subject to various levels of export restrictions, which could negatively impact our business.

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
Our licenses and services in Japan are sold in Yen. Many of our licenses and services in Australia, Canada, and in Europe are sold in Australian dollars, Canadian dollars and European Monetary Units ( or Euros), respectively. Changes in economic or political conditions globally and in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations.
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
Our success is dependent upon our proprietary technology. We have 43 patents and patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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
•ceasing to sell our products that use the challenged intellectual property;
•obtaining from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all;
•redesigning those products that use infringing intellectual property or ceasing to use an infringing product or trademark; or
•indemnifying software licensees against allegations that our products infringe on a third party’s intellectual property rights or misappropriates trade secrets.

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
Our ability to make payments on and to refinance the term notes under our Amended and Restated Loan Agreement, (the “Term Notes”) to fund planned capital expenditures, maintain sufficient working capital and fund any redemption of our Series A Preferred Stock will depend on our ability to generate cash in the future. Our ability to generate cash is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or future borrowings from other sources in an amount sufficient to enable us to service our obligations under the Amended and Restated Loan Agreement or our Series A Preferred Stock, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance the Term Notes, on or before the maturity thereof or seek a waiver of any redemption rights under our Series A Preferred Stock, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to refinance the Term Notes, on commercially reasonable terms or at all, or that the terms of that indebtedness will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition, and our ability to make any required cash payments under our Term Notes or fund any redemption of our Series A Preferred Stock. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any future credit facility may be secured by a priority lien on substantially all of our assets. As such, our ability to refinance our Term Notes or seek additional financing could be impaired as a result of such security interest.

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
Our board of directors has the authority, without further action by our common stockholders, to issue up to an additional 1,100,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the board may determine without any vote of our common stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. Moreover, our outstanding Series A Preferred Stock provides the holders with certain rights in the event of a merger with a third party and if we are unable to redeem the Series A Preferred Stock prior to July 30, 2023 or if the holders of the Series A Preferred Stock elect to exercise their rights to require us to redeem the Series A Preferred Stock due to our failure to comply with the financial covenants covering the Series A Preferred Stock.

As discussed above, our certificate of incorporation includes certain provisions that restrict transfers of our common stock in order to protect our NOLs if the effect of such transfers would be to increase the direct or indirect ownership of stockholders from less than 4.99% to 4.99% or more of our common stock, or increase the ownership percentage of stockholders owning 4.99% or more of our common stock. Certain “anti-takeover” provisions of the Delaware General Corporation Law, among other things, may also restrict the ability of our stockholders to authorize a merger, business combination or change of control. Further, we have a staggered board of directors and have entered into change of control agreements through employment agreements with certain executives. In addition, proceeds received upon a change of control will generally be used first to repay outstanding principal and interest on the Term Loan and then to the holders of the Series A Preferred Stock, prior to the holders of the common stock, in an amount equal to the amount of unpaid principal and interest on the Term Loan and 100% of the stated value plus accrued and unpaid dividends with respect to the Series A Preferred Stock. As a result of the foregoing, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal, and the market price of our common stock and the voting and other rights of our stockholders may also be affected.

The conversion and exercise of our outstanding securities and the anticipated grant of restricted stock to our employees will dilute the then-existing stockholders’ percentage ownership of our common stock.
We have outstanding options to purchase 5,690 shares of our common stock, an aggregate of 1,513,380 outstanding unvested restricted shares and outstanding Series A Preferred Stock convertible into 87,815 shares of our common stock. Over the next several years a significant number of shares of common stock are potentially issuable as dividends with respect to the Series A Preferred Stock (including 53,570 shares of common stock reserved for issuance related to the accrued dividend as of December 31, 2021).
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
Our stock price may be volatile.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended December 31, 2021, the closing market price of our common stock as quoted on the OTC MKTS fluctuated between $1.40 and $7.00 and recently the closing trading price has been $1.40. The market price of our common stock may be significantly affected by the following factors:
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
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.

Our agreements with the holders of our Series A Preferred Stock and/or the Amended and Restated Loan Agreement contain covenants that could limit our ability to obtain financing using our equity. In addition, if we engage in future financings, we may have to use the proceeds to redeem the preferred stock held by such holders. This could cause us to have difficulty in obtaining capital necessary to run our business.

Our agreements with the holders of our Series A Preferred Stock and the Amended and Restated Loan Agreement give such holders and lenders, as applicable, consent rights over certain future financings, Because of these covenants, if we determine that we are in need of additional capital, we will require the prior consent of the holders of our Series A Preferred Stock and the lenders party to the Amended and Restated Loan Agreement to do so. In addition, our agreements with the holders of the Series A Preferred Stock provide that if, at the time of certain future debt or equity financings, the proceeds of which exceed $5 million, the holders of the Series A Preferred Stock still have outstanding Series A Preferred Stock, then we must offer to repurchase their Series A Preferred Stock. The holders of the Series A Preferred Stock have the right to accept the offer or to retain their Series A Preferred Stock. If we do a financing, and the holders of the Series A Preferred Stock elect to have their Series A Preferred Stock repurchased, then the capital raised in excess of $5 million will go to repurchase the holders’ Series A Preferred Stock, instead of being able to be used for our business.

Our agreements with the holders of our Series A Preferred Stock and the Amended and Restated Loan Agreement prevent us from undertaking certain transactions or incurring certain indebtedness without such holders’ consent or unless the Series A Preferred Stock held by such holders is repurchased and/or the Term Loan is repaid. This could hurt our ability to sell underperforming assets or lines of business or to obtain financing.

Our agreements with the holders of our Series A Preferred Stock and the Amended and Restated Loan Agreement prevent us from undertaking certain transactions or incurring certain debt without such holders’ consent or unless the Series A Preferred Stock held by such holders’ is repurchased and/or the Term Loan is repaid. These transactions include, but are not limited to:

•a merger with, or the sale of substantially all of our assets or capital stock, to a third party;
•assumption of indebtedness in excess of 80% of our accounts receivable; and
•the sale, license or other disposition of 10% or more of our tangible assets or capital stock.

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
Our agreements with the holders of our Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, we were not permitted to pay the fourth quarter 2016 dividend in cash or common stock and have been accruing the quarterly dividends since then. As of December 31, 2021, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $5.5 million. While the Term Loan is outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock. If in the future we pay cash dividends on the Series A Preferred Stock, it will reduce the cash that we have available to invest in our business. There can be no assurance that we will have enough cash to pay future dividends in cash. If future dividends are paid in kind, it will dilute the holdings of all other stockholders.

The potential concentration of equity ownership by Hale Capital and ESW Capital LLC may limit your ability to influence corporate matters.
Hale Capital currently owns approximately 50.8% of our outstanding common stock and ESW currently owns approximately 18.2% of our outstanding common stock. In addition, the beneficial ownership of Hale Capital and ESW Capital LLC is higher when calculated in accordance with Section 13(d) of the Exchange Act due to their ownership of derivative securities. In addition, Hale Capital and ESW have additional rights through their ownership of Series A Preferred Stock and their holdings of Company debt.
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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company currently maintains a mailing address and rents virtual office facilities at 501 Congress Avenue, Suite 150, Austin, Texas 78701. The Company also rents virtual and physical office space in Taiwan, Germany, France, China, Korea and Japan. As discussed in Note 14 to our consolidated financial statements, our prior office lease in Melville, NY, which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. FalconStor is primarily a virtual company and is redeploying this savings to more productive uses.

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
Holders

We had approximately 44 holders of record of common stock as of February 28, 2022. This does not reflect persons or entities that hold common stock in nominee or “street” name through various brokerage firms.

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

Holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. As of December 31, 2021, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $5.5 million. While the Term Loan is outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and restricted stock		Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders - restricted stock	1,513,380	1	$—	82,817	3
Equity compensation plans approved by security holders - stock options	5,690	2	$110.10	—
Total	1,519,070			82,817	3

1.Consists of 1,513,380 shares of Common Stock to be issued upon the vesting of outstanding restricted stock units issuable under the Company’s 2018 Incentive Stock Plan (the “2018 Plan”).
2.Consists of (i) 3,440 shares of Common Stock issuable upon the exercise of outstanding options issued under the Company’s 2006 Incentive Stock Plan (the “2006 Plan”), and (ii) 2,250 issuable under the Company’s 2016 Incentive Stock Plan (the “2016 Plan”).
3.As of December 31, 2021, 82,817 additional shares of Common Stock remained available for future issuance under the 2018 Plan. No additional grants will be made under the Company’s 2006 Plan or the 2016 Plan.

Issuer Purchases of Equity Securities

None

Unregistered Sales of Equity Securities and Use of Proceeds

None

 Item 6.  [Reserved]

Not applicable.

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

OVERVIEW

We are a trusted data protection software leader modernizing disaster recovery and backup operations for the hybrid cloud world. The Company enables enterprise customers and managed service providers to secure, migrate, and protect their data while reducing data storage and long-term retention costs by up to 95%. More than 1,000 organizations and managed service providers worldwide standardize on FalconStor as the foundation for their cloud first data protection future. Our products are offered through and supported by a worldwide network of leading managed service providers (“MSPs”), systems integrators, resellers, and original equipment manufacturers (“OEMs”).

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

Our products are utilized by enterprises and MSPs to address two key areas of enterprise data protection: (i) long-term data retention and recovery, and (ii) data replication to preserve business continuity. Our integration with modern cloud-based data storage environments, such as IBM, AWS and Microsoft Azure, enables our enterprise customers to significantly reduce costs and improve the portability, security and accessibility of their enterprise data. We believe this accessibility is key in our modern world, where data must be protected and intelligently leveraged to facilitate learning, improve product design and drive competitive advantage. Our products can be used regardless of the underlying hardware, cloud and source-data, which enables our enterprise customers to leverage their existing hardware and software investments.

Since the beginning of 2020, we have focused our go to market efforts on long-term data retention and recovery data protection segment, building on the momentum we generated in 2019 and increasing profitability. In 2021, we increased our go-to-market investment within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia, and released StorSafeTM, the next generation of our VTL product family built for MSPs.
GAAP subscription revenue increased 40% in year ended 2021 from year ended 2020. Despite the increase in GAAP subscription revenue, GAAP total revenue in the year ended 2021 decreased 4.0% year-over-year. During the year ended 2021, we generated a net income of $0.2 million, compared to a net income of $1.1 million in the year ended 2020.

While uncertainties continue to exist as a result of COVID-19, we have seen our customers and prospects continue to invest in the business critical area of data production in which we sell our solutions.

During the fourth quarter of 2021, we continued to deliver innovation and enhance each of our products. Our StorSafeTM solution is a vital backup long-term archive retention tool in enterprise IT departments’ data protection arsenal and for MSPs that provide data protection as a service to enterprise companies. It enables them to modernize their backup and archive environments, leverage efficient hybrid- and public-cloud storage environments, such as those provided by IBM, AWS and Microsoft Azure, save operational costs, and improve restore performance for rapid remote disaster recovery.

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

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2020

For the year ended December 31, 2021, we recognized $14.2 million in revenue, as compared to $14.8 million during the prior year period. While total revenue declined by 4%, our strategic shift to subscription-based licenses resulted in a GAAP subscription revenue increase of 40%.

Total cost of revenue for the year ended December 31, 2021 increased 7% to $2.0 million for the year ended December 31, 2021, compared with $1.8 million for the year ended December 31, 2020. Total gross profit decreased $0.7 million, or 6%, to $12.2 million for the current year, compared with $12.9 million for 2020. Total gross margin decreased to 86% for the current year, compared with 88% for 2020. The decrease in our total gross margin percentage was primarily due to a decrease in support and services revenue combined with an increase in support and services costs. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes costs to provide support and services, and (iii) our product offerings and mix of sales.

Overall, our total operating expenses increased 4.2% from $11.1 million for the year ended December 31, 2020 to $11.6 million for the year ended December 31, 2021. This increase was primarily attributable to increases in selling and marketing costs. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.
Our net income for the year ended December 31, 2021 was $0.2 million, compared with a net income of $1.1 million for the previous year.

Net loss attributable to common stockholders, which includes the effects of the Series A Preferred Stock dividends (including accrued dividends) and accretion, was $1.2 million for the year ended December 31, 2021, compared with a net loss of $0.6 million for the year ended December 31, 2020.

We ended the year with $3.2 million of cash and cash equivalents, compared to $1.9 million at December 31, 2020 and deferred revenue of $6.1 million as of December 31, 2021, compared with $7.1 million as of December 31, 2020.

Revenue

	Year ended December 31,
	2021	2020
Revenue:
Product revenue	$7,254,471	$7,097,695
Support and services revenue	6,926,009	7,670,998
Total Revenue	$14,180,480	$14,768,693
Year-over-year percentage change
Product revenue	2%	5%
Support and services revenue	(10)%	(22)%
Total percentage change	(4)%	(11)%

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

Product revenue increased 2% from $7.1 million for the year ended December 31, 2020 to $7.3 million for the year ended December 31, 2021, which resulted from an increase in new customers purchasing both subscription and perpetual licenses. Product revenue represented 51% and 48% of our total revenue for the years ended December 31, 2021 and 2020, respectively.

We continue to invest in our product portfolio by refreshing and updating our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Revenues associated with professional and engineering services are recognized at a point in time upon customer acceptance. Support and services revenue decreased 10% from $7.7 million for the year ended December 31, 2020 to $6.9 million for the year ended December 31, 2021. The decrease in support and services revenue from the previous year was attributable to a decreases in maintenance and technical support services revenue which was slightly offset by an increase in professional services revenue.

Maintenance and technical support services revenue decreased from $7.5 million for the year ended December 31, 2020 to $6.4 million for the year ended 2021. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue from the previous year reflects a decline in maintenance renewal revenue as a result of customers converting to subscription contracts.

Professional services revenue increased from $0.2 million for the year ended December 31, 2020 to $0.5 million for the year ended December 31, 2021. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of revenue

	Year ended December 31,
	2021	2020
Cost of revenue:
Product	$325,089	$297,555
Support and service	1,627,187	1,529,923
Total cost of revenue	$1,952,276	$1,827,478
Total Gross Profit	$12,228,204	$12,941,215
Gross Margin:
Product	96%	96%
Support and service	77%	80%
Total gross margin	86%	88%

Cost of revenue, gross profit and gross margin

Cost of product revenue consists primarily of hardware and warranty expenses. Cost of support and service revenue consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training.

Total gross profit decreased $0.7 million, or 6%, from $12.9 million for the year ended December 31, 2020, to $12.2 million for the year ended December 31, 2021. Total gross margin decreased to 86% for the year ended December 31, 2021, compared with 88% for the year ended December 31, 2020.

Cost of product revenue for the year ended December 31, 2021 was substantially the same at $0.3 million compared with $0.3 million for the same period in 2020. Product gross margin was also essentially unchanged at 96% for the year ended December 31, 2021, compared with 96% for the same period in 2020. Our cost of support and service revenue for the year ended December 31, 2021 increased $0.1 million, or 6%, to $1.6 million, compared with $1.5 million for the same period in 2020. Support and service gross margin decreased to 77% for the year ended December 31, 2021 from 80% for the same period in 2020. The decrease in support and service gross margin, compared to the previous year, was primarily attributable to a decrease in support and services revenue combined with an increase in consulting services costs related to implementations and technical support.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing.  Research and development costs increased $0.4 million, or 15%, to $2.8 million for the year ended December 31, 2021, from $2.5 million in 2020. The increase in research and development costs was primarily related to an increase in professional fees as well as personnel related costs resulting from our reinstatement of workforce that was reduced as part of the 2020 Restructuring Plan implemented in response to the novel coronavirus pandemic. For further information, refer to Note (14) Restructuring Costs to our consolidated financial statements. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $1.1 million, or 23%, to $5.7 million for the year ended December 31, 2021, from $4.6 million for the year ended December 31, 2020. The increase in selling and marketing expenses was primarily related to commissions, promotional campaign expenses, contractors, professional fees and additional software support, which are partially offset by a decrease in bonuses in the year ended December 31, 2020.

Gain on Litigation Settlement

During the year ended December 31, 2021, we recorded a gain of $0.6 million for a legal settlement of a contractual dispute with a marketing/sales firm. For further information, refer to Note (13) Litigation, to our consolidated financial statements.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative expenses decreased $0.1 million, or 4%, to $2.9 million for the year ended December 31, 2021, from $3.0 million for the year ended December 31, 2020. The decrease in general and administrative expenses was due primarily to reductions in professional and contractor fees which are partially offset by an increase in Board fees during the year ended December 31, 2021.

Restructuring costs

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

During the three months ended September 30, 2019, the Company adopted a Plan, a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis, implement tighter expense controls, cease non-core activities and downsize several facilities (the "2019 Plan"). During the years ended December 31, 2021 and 2020, the Company incurred $0 and $0.1 million in severance expense, respectively as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020, that it kept in place for the remainder of 2020 (the

"2020 Plan"). The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company furloughed 21 positions worldwide, and 20 of these positions were reinstated by the fourth quarter of 2020. During the year ended December 31, 2021, the Company has not incurred severance expense as a result of this action.

Restructuring expense decreased $0.2 million for the year ended December 31, 2021 to $0.8 million, compared to a $1.0 million restructuring charge in the prior year period. For further information, refer to Note (14) Restructuring Costs, to our consolidated financial statements.

Gain on Debt Extinguishment

Gain on debt extinguishment increased $754,000, to a gain of $754,000 for the year ended December 31, 2021, compared to $0 in the prior year period. The Company's loan under the PPP was forgiven on March 30, 2021. For further information, refer to Note (7) Notes Payable to our consolidated financial statements.

Interest and Other Expense

Interest and other expense is comprised of interest expense on our term loan, foreign currency gains and losses and the change in fair value our embedded derivatives. Interest and other expense decreased $0.1 million for the year ended December 31, 2021 to $0.7 million, compared to $0.7 million for the year ended December 31, 2020. The decrease in interest and other expense primarily relates to payments made on outstanding debt. The fluctuation in interest and other income (loss) from quarter to quarter also relates to foreign currency gains and losses, interest income, and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (3) Fair Value Measurements to our consolidated financial statements.

Income Taxes

    For the year ended December 31, 2021, we recorded an income tax provision of $526,763, consisting of federal, state and local and foreign taxes. Our effective tax rate for the year ended December 31, 2021 was 72.1%.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of December 31, 2021 totaled $3.2 million, compared with $1.9 million as of December 31, 2020.

As described in Note (9) Stockholders' Equity to our consolidated financial statements, on June 23, 2021, the Company issued and sold an aggregate of 811,750 shares of its common stock in a public offering underwritten by Roth, which included 86,750 shares purchased by Roth pursuant to the partial exercise of its over-allotment option. At a price of $4.10 per share, the Company received net proceeds of approximately $2.7 million after deducting the underwriting discount and estimated offering expenses paid by the Company.

Also, as described in Note (9) Stockholders' Equity to our consolidated financial statements, on July 27, 2021 the Company issued and sold an aggregate of 285,000 shares of its common stock in a public offering underwritten by Roth. At a price of $4.10 per share, the Company received net proceeds of approximately $0.9 million after deducting the underwriting discount and estimated offering expenses paid by the Company.

We are currently a party to the Amended and Restated Loan Agreement. In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021, we entered into the Loan Extension Letter Agreement, which provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023, which constituted $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the principal amount outstanding, which was owed to other lenders, was repaid in full on June 30, 2021. See Note (7) Notes Payable to our consolidated financial statements for more information. Also, as described further in Note (8) Series A Redeemable Convertible Preferred Stock to our consolidated financial statements, Hale Capital, HCP-FVA, an affiliated party of Hale Capital, and other affiliates of Hale Capital extended the commencement of the optional redemption date of the Series A Preferred Stock from July 30, 2021 to July 30, 2023. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021. If such Series A Preferred Stock was redeemed at December 31, 2021, the Company would have been required to pay the holders of the Series A Preferred Stock $14.5 million. The Company believes its current cash balances, together with anticipated cash flows from operating activities and the extensions of the maturity of its borrowings and preferred stock, will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were available to be issued.

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
As described in Part II, Item 8, Note (7), Notes Payable to our consolidated financial statements, to help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, the Company entered into the PPP Loan with Peapack-Gladstone Bank on April 28, 2020 which had an aggregate principal amount of $754,000. The PPP Loan was forgiven on March 30, 2021.

Liquidity

As of December 31, 2021, we had a working capital surplus of $1.3 million, which is inclusive of current deferred revenue of $4.6 million, and a stockholders' deficit of $13.0 million. During the year ended December 31, 2021, the Company had a net income of $0.2 million and negative cash flow from operations of $0.9 million. The Company's total cash balance at December 31, 2021 was $3.2 million, an increase of $1.3 million compared to December 31, 2020. On April 28, 2020, the Company entered into the PPP Loan with Peapack-Gladstone Bank in an aggregate principal amount of $754,000, which was forgiven by the Small Business Administration on March 30, 2021. On June 30, 2021, the Company repaid $1.3 million of the $3.5 million principal amount that was outstanding as of June 2, 2021 under the Amended and Restated Loan Agreement.
In the third quarter of 2019, the Company adopted the 2019 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis. In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. As of December 31, 2021, the 2020 Plan is considered to be completed.
Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented the 2020 Plan that it kept in place for the remainder of 2020. This plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 20 of these positions were reinstated by December 31, 2021. The 2020 Plan was completed on December 31, 2020.
Based on its projected cash flows from operations, recently completed financing activities, cost cutting measures in place and existing cash on hand, the Company is projecting to have sufficient liquidity and to be cash flow positive through March 10, 2023.

Cash Flow Analysis

Cash flow information is as follows:

	Years Ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$(883,529)	$706,063
Investing activities	(182,349)	(29,076)
Financing activities	2,332,006	(246,000)
Effect of exchange rate changes	(5,575)	14,503
Net increase (decrease) in cash and cash equivalents	$1,260,553	$445,490

Net cash used in operating activities totaled $0.9 million for the year ended December 31, 2021 compared with $0.7 million of net cash provided by operating activities in the prior year period. The changes in net cash used in and provided by operating activities for each of the years ended December 31, 2021 and 2020, were primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, driven by decreases in our deferred revenue, accrued expenses and operating lease liabilities, partially offset by increases in other assets and prepaid expenses.

Net cash used in investing activities totaled $0.2 million for the year ended December 31, 2021, compared with net cash used in investing activities of $0.0 million for the prior year period. Included in investing activities for the years ended December 31, 2021 and 2020 are purchases of property and equipment, intangible assets and cash received from security deposits.

Net cash provided by financing activities totaled $2.3 million for the year ended December 31, 2021, compared with net used in by financing activities of $0.2 million for the prior year period. The change in net cash provided by financing activities in the year ended December 31, 2021 included net proceeds from public offerings of our common stock, less offering costs, and payments on our debt. The net cash used in financing activities in the year ended December 31, 2020 was attributable to the payoff of the term loan which was partially offset by proceeds from the issuance of the PPP Loan.

Contractual Obligations

As of December 31, 2021, our significant commitments are related to (i) the Amended and Restated Loan Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2021 (at such date, the holders of the Series A Preferred Stock had not exercised their redemption rights):

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption (c)	Dividends on Series A Preferred Stock (d)
2022	76,995	—	—	—	—	—
2023	38,498	2,176,621	—	—	—	—
Other	—	—	—	109,347	9,000,000	7,504,873
Total contractual obligations	$115,493	$2,176,621	$—	$109,347	$9,000,000	$7,504,873

(a) See Note (7) Notes Payable to our consolidated financial statements for further information and for a detailed description of the Amended and Restated Loan Agreement.

(b) Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

(c) Represents our potential liability if the holders of our Series A Preferred Stock redeem their shares for cash. The earliest date in which a redemption can occur is July 30, 2023. For further information, see Note (8) Series A Redeemable Convertible Preferred Stock to our consolidated financial statements.

(d) Our agreements with the holders of the Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. This amount represents our potential liability to pay preferred stock dividends in cash on July 30, 2023, which is the earliest date in which the holders of our Series A Preferred Stock can redeem their shares for cash. For further information, see Note (12) Series A Redeemable Convertible Preferred Stock to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements.

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

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded an expense of $72,461 and $4,464 for the years ended December 31, 2021 and 2020, respectively. These amounts are included within our consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenue and our general and administrative expenses.

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

As of both December 31, 2021 and 2020, we had $4.2 million of goodwill. As of both December 31, 2021 and 2020, we had $0.1 million (net of accumulated amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually on December 31st and more often if a trigger event occurs. In accordance with FASB Accounting Standards Codification ("ASC") 350, "Goodwill and Other" ("ASC 350") our goodwill impairment test includes only one step, which is a comparison of the carrying value of our one reporting unit to its fair value. Pursuant to ASC 350, any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. At December 31, 2021 and 2020, the fair value of the Company's single reporting unit for purposes of its goodwill impairment test exceeded it carrying value and thus the Company determined there was no impairment of goodwill.

Impact of Recently Issued Accounting Pronouncements

See Item 8 of Part II, Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2021 and 2020, approximately 59%, and 64%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and the Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2021, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.7 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
FalconStor Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Costa Mesa, CA
March 10, 2022

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$3,181,209	$1,920,656
Accounts receivable, net of allowances	2,855,135	2,836,571
Prepaid expenses and other current assets	1,074,972	1,837,596
Contract assets	209,936	254,483
Inventory	7,744	15,275
Total current assets	7,328,996	6,864,581
Property and equipment, net	153,904	197,020
Operating lease right-of-use assets, net	112,405	536,272
Deferred tax assets	30,190	330,552
Software development costs, net	42,695	19,278
Other assets	106,023	863,964
Goodwill	4,150,339	4,150,339
Other intangible assets, net	51,362	100,134
Long-term contract assets	692,712	343,934
Total assets	$12,668,626	$13,406,074
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$297,033	$453,791
Accrued expenses	1,099,257	2,293,765
Current portion of operating lease liabilities	76,940	665,074
Short-term loan, net of debt issuance costs and discounts	—	3,320,863
Deferred revenue	4,557,317	4,603,270
Total current liabilities	6,030,547	11,336,763
Other long-term liabilities	950,843	934,785
Notes payable, net of debt issuance costs and discounts	2,154,098	754,000
Operating lease liabilities, less current portion	35,465	—
Deferred tax liabilities	500,499	513,027
Deferred revenue, net of current portion	1,578,769	2,467,589
Total liabilities	11,250,221	16,006,164
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $14,490,274 and $13,346,577, respectively	14,384,388	12,940,722
Stockholders' equity:
Common stock - $0.001 par value, 30,000,000 shares authorized, 7,082,276 and 5,949,463 shares issued and outstanding, respectively	7,082	5,949
Additional paid-in capital	112,349,613	110,107,170
Accumulated deficit	(123,462,638)	(123,665,970)
Accumulated other comprehensive loss, net	(1,860,040)	(1,987,961)
Total stockholders' deficit	(12,965,983)	(15,540,812)
Total liabilities and stockholders' deficit	$12,668,626	$13,406,074

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenue:
Product revenue	$7,254,471	$7,097,695
Support and services revenue	6,926,009	7,670,998
Total revenue	14,180,480	14,768,693
Cost of revenue:
Product	325,089	297,555
Support and service	1,627,187	1,529,923
Total cost of revenue	1,952,276	1,827,478
Gross profit	12,228,204	12,941,215
Operating expenses:
Research and development costs	2,833,643	2,467,783
Selling and marketing	5,672,023	4,601,228
General and administrative	2,887,957	3,022,350
Gain on litigation settlement	(632,600)	—
Restructuring costs	833,313	1,032,826
Total operating expenses	11,594,336	11,124,187
Operating income (loss)	633,868	1,817,028
Gain on debt extinguishment	754,000	—
Interest and other expense	(657,773)	(748,621)
Income (loss) before income taxes	730,095	1,068,407
Income tax expense (benefit)	526,763	(14,319)
Net income (loss)	$203,332	$1,082,726
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,143,697	1,083,892
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	299,969	552,551
Net income (loss) attributable to common stockholders	$(1,240,334)	$(553,717)
Basic net income (loss) per share attributable to common stockholders	$(0.19)	$(0.09)
Diluted net income (loss) per share attributable to common stockholders	$(0.19)	$(0.09)
Weighted average basic shares outstanding	6,515,274	5,920,517
Weighted average diluted shares outstanding	6,515,274	5,920,517

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020
Net income (loss)	$203,332	$1,082,726
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	114,675	(68,854)
Net minimum pension liability	13,246	(25,847)
Total other comprehensive income (loss), net of applicable taxes	127,921	(94,701)
Total comprehensive income (loss)	$331,253	$988,025
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,143,697	1,083,892
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	299,969	552,551
Total comprehensive income (loss) attributable to common stockholders	$(1,112,413)	$(648,418)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at December 31, 2019	5,918,733	$5,919	$111,727,888	$(124,748,696)	$(1,893,260)	$(14,908,149)
Net income (loss)				1,082,726		1,082,726
Restricted stock issued	30,730	30	(30)			—
Share-based compensation			15,755			15,755
Accretion of Series A redeemable convertible preferred stock			(552,551)			(552,551)
Dividends on Series A redeemable convertible preferred stock			(1,083,892)			(1,083,892)
Foreign currency translation					(68,854)	(68,854)
Net minimum pension liability					(25,847)	(25,847)
Balance at December 31, 2020	5,949,463	$5,949	$110,107,170	$(123,665,970)	$(1,987,961)	$(15,540,812)
Net income (loss)				203,332		203,332
Sale of common stock in public offering, net of underwriting discounts and offering costs	1,096,750	1,097	3,664,967	—	—	3,666,064
Restricted stock issued	36,063	36	(36)			—
Share-based compensation			21,178			21,178
Accretion of Series A redeemable convertible preferred stock			(299,969)			(299,969)
Dividends on Series A redeemable convertible preferred stock			(1,143,697)			(1,143,697)
Foreign currency translation					114,675	114,675
Net minimum pension liability					13,246	13,246
Balance at December 31, 2021	7,082,276	$7,082	$112,349,613	$(123,462,638)	$(1,860,040)	$(12,965,983)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$203,332	$1,082,726
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	199,246	224,518
Share-based payment compensation	21,178	15,755
Gain on debt extinguishment	(754,000)	—
Gain on litigation settlement	(632,600)	—
Loss on disposal of fixed assets	50,149	—
Provision for returns and doubtful accounts	72,461	4,464
Amortization of debt discount on notes payable	167,293	467,229
Amortization of right of use assets	423,867	1,305,982
Deferred income tax provision	261,638	8,820
Changes in operating assets and liabilities:
Accounts receivable	(103,138)	577,259
Prepaid expenses and other current assets	725,046	353,689
Contract assets	(304,231)	478,855
Inventory	7,679	15,889
Other assets	756,767	(389)
Accounts payable	(49,387)	(911,352)
Accrued expenses and other long-term liabilities	(476,977)	(283,616)
Deferred revenue	(899,183)	(1,018,459)
Operating lease liabilities	(552,669)	(1,615,307)
Net cash provided by (used in) operating activities	(883,529)	706,063
Cash flows from investing activities:
Purchases of property and equipment	(142,123)	—
Capitalized software development costs	(30,000)	—
Security deposits	—	51,734
Purchase of intangible assets	(10,226)	(80,810)
Net cash provided by (used in) investing activities	(182,349)	(29,076)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts paid	4,181,908	—
Payments of offering costs	(515,844)	—
Proceeds from issuance PPP Loan	—	754,000
Payments of short term-debt	(1,334,058)	(1,000,000)
Net cash provided by (used in) financing activities	2,332,006	(246,000)
Effect of exchange rate changes on cash and cash equivalents	(5,575)	14,503
Net increase (decrease) in cash and cash equivalents	1,260,553	445,490
Cash and cash equivalents, beginning of year	1,920,656	1,475,166
Cash and cash equivalents, end of year	$3,181,209	$1,920,656
Supplemental Disclosures:
Cash paid for interest	$136,042	$291,821
Cash paid for income taxes, net	$—	$—
Non-cash financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$1,143,697	$1,083,892
Accretion of Series A redeemable convertible preferred stock	$299,969	$552,551

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021

(1)  Summary of Significant Accounting Policies

(a)The Company and Nature of Operations

    FalconStor Software, Inc., a Delaware corporation ("we", the "Company" or "FalconStor"), is the trusted data protection leader modernizing disaster recovery and backup for the hybrid cloud world. The Company enables enterprise customers and MSPs to secure, migrate, and protect their data while reducing data storage and long-term retention costs. More than 1,000 organizations and MSPs worldwide standardize on FalconStor as the foundation for their cloud first data protection future.

(b)Liquidity
    As of December 31, 2021, we had a working capital surplus of $1.3 million, which is inclusive of current deferred revenue of $4.6 million, and a stockholders' deficit of $13.0 million. During the year ended December 31, 2021, we had net income of $0.2 million and negative cash flow from operations of $0.9 million. Our cash and cash equivalents at December 31, 2021 was $3.2 million, an increase of $1.3 million as compared to December 31, 2020.
The Company’s principal sources of liquidity at December 31, 2021 consisted of cash and future cash anticipated to be generated from operations. The Company generated positive net income but negative cash flows from operations during the year ended December 31, 2021, and it reported positive working capital as of December 31, 2021.
The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021 (the "Offering"), we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023, which constituted approximately $2,176,621 of the $3,510,679 principal amount outstanding as of June 2, 2021. The remaining $1,334,058 of the principal amount outstanding, which was owed to other lenders, was repaid in full on June 30, 2021. See Note (7) Notes Payable for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock, the effective date of the mandatory redemption right of the Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021. If such Series A Preferred Stock was redeemed at December 31, 2021, the Company would have been required to pay the holders of the Series A Preferred Stock $14.5 million.

As discussed in Note (14) Restructuring Costs the Melville, NY office lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. FalconStor is primarily a virtual company and is redeploying this savings to more productive uses.

The Company believes its current cash balances together with anticipated cash flows from operating activities will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were issued.

(c)Revision of Previously Issued Financial Statements
Adjustment in Connection with the Adoption of ASC 606, Revenue from Contracts with Customers
During the year ended December 31, 2021, the Company identified an immaterial accounting error related to the beginning balance adjustment to deferred revenue and accumulated deficit in connection with the adoption of ASC 606, Revenue from Contracts with Customers. There was no impact of the correction on the previously issued consolidated statement of operations or on the consolidated statements of cash flows for the year ended December 31, 2020.

The Company assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior annual or interim period.
Embedded Derivative Liability Fair Value Adjustment
During the year ended December 31, 2021, the Company identified an immaterial accounting error related to the fair value adjustments recorded to the embedded derivative liability associated with the Company's Series A Preferred Stock. The redemption feature of the embedded derivative may require cash payment of face value of preferred stock plus the value of accrued but unpaid dividends converted to common stock at a specified conversion rate at the date of occurrence of a specified breach event. The company recorded the fair value of the liability based on the face value of the preferred stock but not on accrued and unpaid dividends. This error resulted in an understatement of other long-term liabilities and an understatement of interest and other expense in the financial statements included in the Company’s quarterly reports on Form 10-Q and the Company’s annual reports on Form 10-K previously filed with the SEC. The Company assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior annual or interim period.
To correct the misstatements above, the Company revised its previously issued financial statements as follows:

	As of December 31, 2020
CONSOLIDATED BALANCE SHEET	As Previously Reported	Adjustments	As Revised
Other long-term liabilities	$703,889	$230,896	$934,785
Deferred revenue, net of current portion	$1,765,859	$701,730	$2,467,589
Total liabilities	$15,073,538	$932,626	$16,006,164
Accumulated deficit	$(122,733,344)	$(932,626)	$(123,665,970)
Stockholders' deficit	$(14,608,186)	$(932,626)	$(15,540,812)
Total liabilities and stockholders' deficit	$13,406,074	$—	$13,406,074

	For the Year Ended December 31, 2020
CONSOLIDATED STATEMENT OF OPERATIONS	As Previously Reported	Adjustments	As Revised
Interest and other expense	$(692,838)	$(55,783)	$(748,621)
Income (loss) before income taxes	$1,124,190	$(55,783)	$1,068,407
Net income (loss)	$1,138,509	$(55,783)	$1,082,726
Net income (loss) attributable to common stockholders	$(497,934)	$(55,783)	$(553,717)
Basic net income (loss) per share attributable to common stockholders	$(0.08)	$(0.01)	$(0.09)
Diluted net income (loss) per share attributable to common stockholders	$(0.08)	$(0.01)	$(0.09)

	For the Year Ended December 31, 2020
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)	As Previously Reported	Adjustments	As Revised
Net income (loss)	$1,138,509	$(55,783)	$1,082,726
Total comprehensive income (loss)	$1,043,808	$(55,783)	$988,025
Total comprehensive income (loss) attributable to common stockholders	$(592,635)	$(55,783)	$(648,418)

	Total Stockholders' Deficit
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2019	$(14,031,306)	$(876,843)	$(14,908,149)
Net income (loss)	$1,138,509	$(55,783)	$1,082,726
Balance at December 31, 2020	$(14,608,186)	$(932,626)	$(15,540,812)

	For the Year Ended December 31, 2020
CONSOLIDATED STATEMENT OF CASH FLOWS	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income (loss)	$1,138,509	$(55,783)	$1,082,726
Changes in operating assets and liabilities:
Accrued expenses and other long-term liabilities	$(339,399)	$55,783	$(283,616)
Net cash provided by (used in) operating activities	$706,063	$—	$706,063
(d)Impact of the COVID-19 Pandemic
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

(e)Principles of Consolidation

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

(g)Fair Value of Financial Instruments

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

As of December 31, 2021 and 2020, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of these instruments. See Note (3) Fair Value Measurements for additional information.

(h)Derivative Financial Instruments

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

(i)Revenue from Contracts with Customers and Associated Balances

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

The Company recognizes revenue for the transfer of services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products. The principle is achieved through the following five-step approach:

•Identification of the contract, or contracts, with the customer
•Identification of the performance obligation in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation

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

    As of December 31, 2021 and 2020, accounts receivable, net of allowance for doubtful accounts, was $2.9 million and $2.8 million, respectively. Our allowance for doubtful accounts on accounts receivable was $0.1 million as of December 31, 2021 and $0.2 million as of December 31, 2020, respectively. As of December 31, 2021 and 2020, short and long-term contract assets, net of allowance for doubtful accounts, was $0.9 million and $0.6 million, respectively. Our allowance for doubtful accounts on contract assets as of December 31, 2021 was nil.

    The allowances for doubtful accounts reflect the Company’s best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. The Company determines the allowances based on known troubled accounts, historical experience, and other currently available evidence. Write-offs in the accounts receivable and contract assets allowance accounts during the years ended December 31, 2021 and 2020 were $137,980 and $69,282, respectively.

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

    Changes in deferred revenue were as follows:

Twelve Months Ended December 31, 2021
Balance at December 31, 2020	$7,070,859
Deferral of revenue	13,248,342
Recognition of revenue	(14,180,480)
Change in reserves	(2,635)
Balance at December 31, 2021	$6,136,086

     During the twelve months ended December 31, 2021 and 2020, revenue of $4.6 million and $5.3 million, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $6.1 million as of December 31, 2021, of which the Company expects to recognize approximately 74.3% of the revenue over the next 12 months and the remainder thereafter.

    Approximately $1.7 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of December 31, 2021. We expected to recognize revenue on approximately 34% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

(j)Leases

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

Right of Use Assets and Liabilities

    We have various operating leases for office facilities that continue through 2023. Below is a summary of our right of use assets and liabilities as of December 31, 2021.

Right of use assets	$112,405
Lease liability obligations, current	76,940
Lease liability obligations, less current portion	35,465
Total lease liability obligations	$112,405
Weighted-average remaining lease term	2.00
Weighted-average discount rate	3.35%

    Our operating lease costs for the year ended December 31, 2021 were as follows:

	Years Ended December 31,
	2021	2020
Components of lease expense:
Operating lease cost	766,952	1,794,187
Sublease income	(100,418)	(505,626)
Net lease cost	$666,534	$1,288,561

    During the year ended December 31, 2021, operating cash flows from operating leases was approximately $0.6 million.

    Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of December 31, are as follows:

2022	76,995
2023	38,498
Total minimum lease payments	115,493
Less interest	(3,088)
Present value of lease liabilities	112,405

(k)Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases or over their estimated useful lives, whichever is shorter.

(l)Goodwill and Other Intangible Assets

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

The fair value of the Company's single reporting unit for purposes of its goodwill impairment test exceeded its carrying value as of December 31, 2021 and 2020 and thus the Company determined there was no impairment of goodwill. As of

December 31, 2021 and 2020, the Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and thus the Company determined there was no impairment of goodwill.

Identifiable intangible assets include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,038,138	$4,027,912
Accumulated amortization	(3,986,776)	(3,927,778)
Net carrying amount	$51,362	$100,134

For the years ended December 31, 2021 and 2020, amortization expense was $58,998 and $38,393, respectively. As of December 31, 2021, amortization expense for existing identifiable intangible assets is expected to be $33,652, $16,576 and $1,134 for the years ended December 31, 2022, 2023 and 2024, respectively.  Such assets will be fully amortized at December 31, 2024.

(m)Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products. The gross carrying amount and accumulated amortization of software development costs as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Software development costs:
Gross carrying amount	$2,980,132	$2,950,132
Accumulated amortization	(2,937,437)	(2,930,854)
Software development costs, net	$42,695	$19,278

During the years ended December 31, 2021 and 2020, the Company recorded $6,583 and $7,734, respectively, of amortization expense related to capitalized software costs. As of December 31, 2021, amortization expense for software development costs is expected to be $10,083, $12,112 and $6,000, $6,000, $6,000 and $2,500 for the years ended December 31, 2022, 2023 and 2024, 2025, 2026, and thereafter, respectively.

(n)Income Taxes

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

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position or under statute expirations. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. See Note (5) Income Taxes for additional information.

(o)Long-Lived Assets

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

(p)Share-Based Payments

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

(q)Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive loss in stockholders’ deficit. Gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other loss, net. During the years ended December 31, 2021 and 2020, foreign currency transactional losses totaled approximately $7,735 and $42,147, respectively.

(r)Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and Series A redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Stock options, warrants and restricted stock	77,847	82,739
Series A redeemable convertible preferred stock	141,385	130,226
Total anti-dilutive common stock equivalents	219,232	212,965

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Year Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$203,332	$1,082,726
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,143,697	1,083,892
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	299,969	552,551
Net income (loss) attributable to common stockholders	$(1,240,334)	$(553,717)

Denominator:
Weighted average basic shares outstanding	6,515,274	5,920,517
Weighted average diluted shares outstanding	6,515,274	5,920,517

EPS:
Basic net income (loss) per share attributable to common stockholders	$(0.19)	$(0.09)
Diluted net income (loss) per share attributable to common stockholders	$(0.19)	$(0.09)

(s) Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board, or FASB, issued ASU 2020-06, regarding ASC Topic 470 “Debt” and ASC Topic 815 “Derivatives and Hedging,” which reduces the number of accounting models for convertible instruments and amends the calculation of diluted earnings per share for convertible instruments, among other changes. The guidance is effective for smaller reporting companies as defined by the SEC, for annual reporting periods beginning after December 15, 2023, including interim periods within that reporting period. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (together with all subsequent amendments, ("Topic 326"))", which replaced the previous U.S. GAAP that required an incurred loss methodology for recognizing credit losses and delayed recognition until it was probable a loss had been incurred. Topic 326 replaced the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of reasonable and supportable information to estimate credit losses. This provision was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In February 2020, the FASB issued ASU 2020-02, "Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)", which delayed the effective date of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)" ("ASU 2018-14"), which modifies the disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. The Company adopted ASU 2018-14 on January 1, 2021. The standard relates to financial statement disclosure only and did not have an impact on the Company’s consolidated balance sheet, statement of operations or cash flows. See Note (15) Employee Benefit Plans for disclosure of the Company's defined benefit plan.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard as of January 1, 2021, with no material impact on the Company’s consolidated financial statements.

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31, 2021	December 31, 2020
Computer hardware and software	$15,544,212	$16,456,790
Furniture and equipment	—	604,300
Leasehold improvements	—	1,730,751
Property and equipment, gross	15,544,212	18,791,841
Less accumulated depreciation and amortization	(15,390,308)	(18,594,821)
Property and equipment, net	$153,904	$197,020

During the year ended December 31, 2021, the Company wrote-off furniture and equipment, leasehold improvements and related accumulated depreciation upon exiting various facilities and recorded an associated loss of $50,149 in general and administrative expense. During the year ended December 31, 2020 the Company did not write off fixed assets or related accumulated depreciation.

Depreciation and amortization expense was $133,665 and $178,391 in 2021 and 2020, respectively.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At December 31, 2021 and 2020, the Level 1 category included money market funds and commercial paper, which are included within “cash and cash equivalents” in the consolidated balance sheets.

•Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Company had no Level 2 securities at December 31, 2021 and 2020.

•Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At December 31, 2021 and 2020, the Level 3 category included derivatives, which are included in "other long-term liabilities" in the consolidated balance sheets with the change in fair value from the period included in "interest and other loss, net" in the consolidated statement of operations. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of December 31, 2021 or 2020.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	$776,623	$—	$—	$776,623
Total derivative liabilities	$776,623	$—	$—	$776,623

Total assets and liabilities measured at fair value	$776,623	$—	$—	$776,623

    The derivative liabilities above are classified as other long-term liabilities in the December 31, 2021 consolidated balance sheet.

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	$703,747	$—	$—	$703,747
Total derivative liabilities	$703,747	$—	$—	$703,747

Total assets and liabilities measured at fair value	$703,747	$—	$—	$703,747

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

The following table presents the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2021 and 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2021	December 31, 2020
Beginning Balance	$703,747	$658,917
Total (earnings) loss recognized in earnings	72,876	44,830
Ending Balance	$776,623	$703,747

Earnings and losses resulting from changes in the fair value of the derivative instruments above are recorded as a component of interest and other expense.

(4)  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2021	December 31, 2020
Accrued compensation	$54,137	$100,102
Accrued consulting and professional fees	305,100	1,403,445
Accrued taxes	605,357	550,774
Accrued restructuring costs	134,663	239,444
	$1,099,257	$2,293,765

(5)  Income Taxes

Information pertaining to the Company’s income (loss) before income taxes and the applicable provision for income taxes is as follows:

	December 31,
	2021	2020
Income (loss) before income taxes:
Domestic income (loss)	$533,225	$867,361
Foreign income (loss)	196,870	201,046
Total income (loss) before income taxes:	730,095	1,068,407

Provision (benefit) for income taxes:
Current:
Federal	$—	$(116,504)
State and local	(1,080)	10,928
Foreign	266,205	82,437
	265,125	(23,139)
Deferred:
Federal	$1,785	$131,036
State and local	8,148	(6,209)
Foreign	251,705	(116,007)
	261,638	8,820
Total provision (benefit) for income taxes:	$526,763	$(14,319)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred Tax Assets:
Allowance for receivables	$20,695	$34,820
Deferred revenue	500,841	352,087
Share-based compensation	49,191	23,647
Accrued expenses and other liabilities	93,361	331,497
Domestic net operating loss carryforwards	19,516,151	20,072,283
Foreign net operating loss carryforwards	275,671	187,114
Tax credit carryforwards	3,106,022	3,106,022
Capital loss carryforwards	34,736	34,254
Fixed assets	6,491	155,942
Lease liability	—	134,522
Intangibles	87,796	113,932
Sub-total	23,690,955	24,546,120
Valuation allowance	(23,257,645)	(23,222,032)
Total Deferred Tax Assets	433,310	1,324,088
Deferred Tax Liabilities:
Prepaid commissions and other	(57,438)	(113,706)
Tax method changes	—	(429,836)
Right of use asset	—	(105,116)
Deferred state income tax	(387,655)	(408,089)
Foreign withholding taxes	(458,526)	(449,816)
Total Deferred Tax Liabilities	(903,619)	(1,506,563)
Net Deferred Tax Liabilities	$(470,309)	$(182,475)

    As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors the Company determined that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a full valuation allowance against such net deferred tax assets. The Company’s valuation allowance increased by $35 thousand due to operations.

As of December 31, 2021, the Company had approximately $84.5 million of federal net operating loss carryforwards, of which $79.9 million will begin to expire beginning in 2030, if not utilized, and the remaining $4.6 million of which can be carried forward indefinitely subject to 80% of taxable income. As of December 31, 2021, the Company had approximately $3.1 million of research and development tax credit carryforwards which expire at various dates beginning in 2023, if not utilized. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

    The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2021	2020
Tax at Federal statutory rate	$153,320	$224,366
Increase (reduction) in income taxes resulting from:
State and local taxes	(4,052)	242,992
Non-deductible expenses	22,104	17,416
GILTI	6,708	—
PPP loan forgiveness	(158,340)	—
Net effect of foreign operations	248,931	(96,210)
Uncertain tax positions	(1,499)	(1,706)
Change in valuation allowance	35,614	(474,956)
Foreign withholding taxes	206,323	19,299
Other	17,654	54,480
	$526,763	$(14,319)

    Due to the change in U.S. federal tax law, the Company does not intend to indefinitely reinvest any of its unremitted foreign earnings. As of December 31, 2021, the Company has provided for additional foreign withholding taxes totaling approximately $0.5 million on approximately $4.3 million of undistributed earnings of its subsidiaries operating outside of the United States for which withholding tax applies.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2021	2020
Balance at January 1,	$75,506	$81,400
Increases to tax positions taken in prior years	—	—
Expiration of statutes of limitation	(5,245)	(5,894)
Translation	9,257	—
Balance at December 31,	$79,518	$75,506

At December 31, 2021, unrecognized tax benefits of $79,518, if recognized, would reduce the Company’s annual effective tax rate. As of December 31, 2021, the Company had approximately $43,420 of accrued interest.  The Company believes it is reasonably possible that $14,816 of its unrecognized tax benefits will reverse within the next 12 months due to expiring statute of limitations. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense.

    The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2021 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, Japan, France and Germany. Taiwan is currently under exam for the 2014 through 2018 tax years, but no material tax adjustments are currently expected.

(6) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of applicable tax, for December 31, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2021	$(1,995,680)	$7,719	$(1,987,961)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	114,675	13,027	127,702
Amounts reclassified from accumulated other comprehensive income	—	219	219
Total other comprehensive income (loss)	114,675	13,246	127,921
Accumulated other comprehensive income (loss) at December 31, 2021	$(1,881,005)	$20,965	$(1,860,040)

The changes in Accumulated Other Comprehensive Loss, net of applicable tax, for December 31, 2020 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2020	$(1,926,826)	$33,566	$(1,893,260)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(68,854)	(24,997)	(93,851)
Amounts reclassified from accumulated other comprehensive income	—	(850)	(850)
Total other comprehensive income (loss)	(68,854)	(25,847)	(94,701)
Accumulated other comprehensive income (loss) at December 31, 2020	$(1,995,680)	$7,719	$(1,987,961)

For the year ended December 31, 2021 and 2020, the amounts reclassified to net income (loss) related to the Company’s defined benefit plan and maturities of marketable securities. These amounts are included within “Operating income (loss)" within the consolidated statement of operations.

(7) Notes Payable

Senior Secured Debt

The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, (the “Amended and Restated Loan Agreement”). In connection with the June Offering, we entered into the Loan Extension Letter Agreement that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023, which constituted approximately $2,176,621 of the $3,510,679 million principal amount outstanding as of June 2, 2021 (the “Term Loan”). The remaining $1,334,058 of the principal amount outstanding, which was owed to other lenders, was repaid in full on June 30, 2021. The senior secured debt bears interest at prime plus 0.75%. The Company concluded that the modification created by this amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by HCP-FVA. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. The change is accounted for prospectively using the new effective interest rate of the loan.

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

As of December 31, 2021, the Company was in compliance with the financial covenants contained in the Amended and Restated Term Loan Credit Agreement.

    The notes payable balance consists of the following:

Total notes payable, net at December 31, 2019	$3,853,634
Accretion of discount	467,229
Proceeds from issuance of the PPP loan	754,000
Repayment of short-term debt	(1,000,000)
Total notes payable, net at December 31, 2020	$4,074,863
Accretion of discount	167,293
PPP loan forgiveness	(754,000)
Repayment of short-term debt	(1,334,058)
Total notes payable, net at December 31, 2021	2,154,098

     Loan under the Paycheck Protection Program
On April 28, 2020, the Company received a loan from Peapack-Gladstone Bank in an aggregate principal amount of $754,000, pursuant to the Paycheck Protection Program under the CARES Act (the "PPP Loan").

The PPP Loan was evidenced by a promissory note (the “Note”) dated April 28, 2020. The PPP Loan matured two years from the disbursement date and bore interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing six months after the disbursement date and were permitted to be prepaid by the Company at any time prior to maturity with no prepayment penalties. On March 30, 2021, the PPP Loan was forgiven in full.
The PPP Loan is included in notes payable, net of debt issuance costs and discounts in the accompanying condensed consolidated balance sheet.

(8) Series A Redeemable Convertible Preferred Stock

The Company has 900,000 shares of Series A Preferred Stock outstanding. Pursuant to the Amended and Restated Certificate of Designations, Preferences and Rights for the Series A Preferred Stock (the ”Certificate of Designations”), each share of Series A Preferred Stock can be converted into shares of the Company’s common stock, at an initial conversion price equal to $102.488 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, (i) at any time at the option of the holder or (ii) by the Company if, following the first anniversary of the issuance of the Series A Preferred Stock (subject to extension under certain circumstances), the volume weighted average trading price per share of the Company’s common stock for sixty (60) consecutive trading days exceeds 250% of the conversion price and continues to exceed 225% of the conversion price through the conversion date, subject at all times to the satisfaction of, and the limitations imposed by, the equity conditions set forth in the Certificate of Designations (including, without limitation, the volume limitations set forth therein).
The Series A Preferred Stock consists of the following:

Total Series A redeemable convertible preferred stock, net at December 31, 2019	$11,304,279
Accrued dividends	1,083,892
Accretion of preferred stock	552,551
Total Series A redeemable convertible preferred stock, net at December 31, 2020	12,940,722
Accrued dividends	1,143,697
Accretion of preferred stock	299,969
Total Series A redeemable convertible preferred stock, net at December 31, 2021	$14,384,388

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
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares of common stock upon conversion of the Series A Preferred Stock in accordance with its obligations, the holders may require the Company to redeem all or some of the Series A Preferred Stock at a price per share equal to the greater of (i) the sum of 100% of the stated value of a share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto, and (ii) the product of the number of shares of common stock underlying a share of Series A Preferred Stock (and accrued and unpaid dividends with respect thereto) and the closing price as of the occurrence of the triggering event. On or after July 30, 2023, subject to the approval of HCP-FVA, each holder of Series A Preferred Stock can also require the Company to redeem its Series A Preferred Stock in cash at a per share price equal to 100% of the stated value of a share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto. Notwithstanding the forgoing, no holder of Series A Preferred Stock is permitted to exercise any rights or remedies upon a Breach Event (as defined in the Certificate of Designations) or to exercise any redemption rights under the Certificate of Designations, unless approved by the holders of a majority of the then-outstanding shares of Series A Preferred Stock.

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

    As of December 31, 2021 and December 31, 2020 the fair value of these derivative instruments was $776,623 and $703,747, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The gain on the change in fair value of these derivative instruments for the twelve months ended December 31, 2021 and December 31, 2020 of $72,876 and $44,830, respectively, were included in “interest and other expense” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “interest and other expense” within the consolidated statement of operations, for the twelve months ended December 31, 2021 and 2020, were as follows:

	Years Ended December 31,
	2021	2020
Beginning Balance	$703,747	$658,917
Total (gain) loss recognized in earnings	72,876	44,830
Ending Balance	$776,623	$703,747

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the Commitment, Hale Capital Partners, LP, which was the sole holder of the Series A Preferred Stock, agreed to the Series A mandatory extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the twelve months ended December 31, 2021 and 2020, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the twelve months ended December 31, 2021 and 2020, respectively:

	Years Ended December 31,
	2021	2020
Net income (loss)	$203,332	$1,082,726
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,143,697	1,083,892
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	299,969	552,551
Net income (loss) attributable to common stockholders	$(1,240,334)	$(553,717)

(9)  Stockholders’ Equity

Stock Repurchase Activity

During the year ended December 31, 2021 and December 31, 2020, the Company repurchased no shares of its common stock. As of December 31, 2021, the Company had the authorization to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

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

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of December 31, 2021:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,692,797	82,817	1,513,380

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of December 31, 2021:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	2,250
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	3,440

All outstanding options granted under the Company’s equity plans have terms of ten years.

A summary of the Company’s stock option activity for 2021 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2020	9,780	$113.66	4.25	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(3,950)	$108.28
Expired	(140)	$409.79
Options Outstanding at December 31, 2021	5,690	$110.10	3.28	$—
Options Exercisable at December 31, 2021	5,690	$110.10	3.28	$—
Options Expected to Vest after December 31, 2021	—	$—	0.00	$—

Stock option exercises are fulfilled with new shares of common stock.

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statements of operations:

	Years ended December 31,
	2021	2020
Cost of revenue - Support and Service	1,656	496
Research and development costs	2,088	942
Selling and marketing	11,812	785
General and administrative	5,622	13,532
	$21,178	$15,755

The Company did not recognize any tax benefits related to share-based compensation expense during the years ended December 31, 2021 and 2020.

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

	Years ended December 31,
	2021	2020
Directors, officers and employees	$21,178	$15,755

A summary of the Company’s restricted stock activity for 2021 is as follows:

Number of Restricted Stock Awards
Non-Vested at December 31, 2020	1,386,213
Granted	163,230
Vested	(36,063)
Forfeited	—
Non-Vested at December 31, 2021	1,513,380

Restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended was $93,043 and $15,365 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, total unrecognized compensation costs for unvested restricted stock unit awards was $966,125, including $922,170 relating to performance-based awards. The performance condition for such awards was not deemed probable at grant dates or at December 31, 2021 and the cost related to such awards will begin to be recognized once the performance condition is deemed probable. The remaining amount of $43,955 relating to time-based awards is expected to be recognized over a weighted-average period of 1.3 years as of December 31, 2021.

As of December 31, 2021, the Company had 1,601,887 shares of common stock reserved for issuance upon the exercise or vesting of stock options and restricted stock.

(11)  Commitments and Contingencies
The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the year ended December 31, 2021, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (8) Series A Redeemable Convertible Preferred Stock, the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of December 31, 2021, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

    In connection with the appointment of Todd Brooks as Chief Executive Officer, the Board approved an offer letter to Mr. Brooks (the “Brooks Agreement”), which was executed on August 14, 2017. The Brooks Agreement provides that Mr. Brooks is entitled to receive an annualized base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Brooks will also be eligible for a cash bonus of $17,500 for any quarter that is free cash flow positive on an operating basis and additional incentive compensation of an annual bonus of up to $200,000, subject to attainment of performance objectives to be mutually agreed upon and established. Mr. Brooks’ employment can be terminated at will. Pursuant to the Brooks Agreement and the 2018 Plan, Mr. Brooks received 735,973 shares of restricted stock. If Mr. Brooks’ employment is terminated by the Company other than for cause, he is entitled to receive severance equal to twelve 12 months of his base salary if (i) he has been employed by the Company for at least 12 months at the time of termination or (ii) a change of control has occurred within six 6 months of Mr. Brooks’ employment. Except as set forth in the preceding sentence, Mr. Brooks is entitled to receive severance equal to six 6 months of his base salary if he has been employed by the Company for less than six 6 months and his employment was terminated by the Company without cause. Mr. Brooks is also entitled to vacation and other employee benefits in accordance with the Company’s policies as well as reimbursement for an apartment.

    In connection with Mr. Sita’s appointment as Chief Financial Officer, the Board approved an Independent Contractor Services Agreement with Alucria Consulting, Inc. (“Alucria”), an entity owned by Mr. Sita (the “Sita Agreement”), which was executed on February 11, 2022. The Sita Agreement provides that Alucria is entitled to receive a fee of $20,000 per month. Alucria will also be eligible for an additional payment of up to $60,000 annually, based upon the achievement of goals determined by the Company, to be paid quarterly in accordance with standard Company policies. Mr. Sita will also receive a grant of shares of the Company’s common stock, to be governed by the Company’s 2018 Stock Incentive Plan and subject to specific vesting conditions.

The term of the Sita Agreement shall expire on July 1, 2023, unless earlier terminated by either party in accordance with the terms of the Sita Agreement.

    As described under Note (14) Restructuring Costs, the Company has incurred certain restructuring costs in connection with restructuring plans adopted in 2017 and 2019.

    In addition, as of December 31, 2021, our liability for uncertain tax positions totaled $109,347. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

(12)  Derivative Financial Instruments

The Company does not use derivative financial instruments for trading or speculative purposes. As of December 31, 2021 and 2020, the Company had no foreign currency forward contracts outstanding. The Company did not utilize foreign currency forward contracts during the years ended December 31, 2021 and 2020.

As a result of the Company’s analysis of all the embedded conversion and put features within its Series A redeemable convertible preferred stock, the contingent redemption put options in the Series A redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series A redeemable convertible preferred stock and recorded as a liability. At the time of issuance of the Series A redeemable convertible preferred stock the fair value of these derivative instruments were recorded as a reduction to preferred stock. As of December 31, 2021 and 2020, the fair value of these derivative instruments was $776,623 and $703,747, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The gain on the change in fair value of these derivative instruments for 2021 of $72,876 and the gain on the change in fair value of these derivative instruments for 2020 of $44,830, were included in “interest and other loss, net” within the consolidated statement of operations.

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

(14)  Restructuring Costs

    In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort, the Company vacated a portion of its former Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the fiscal year ended December 31, 2021, the Company incurred lease disposal-related costs for this property of $833,313. The Melville, NY lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. The Company expects the remaining accrued severance-related costs of $134,663 as of December 31, 2021 to be paid once final settlement litigation is completed, which is expected to occur by December 31, 2021.

In the third quarter of 2019, the Company adopted and expense control plan (the "2019 Plan") to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis. In connection with the 2019 Plan, the Company eliminated 23 positions worldwide, implemented tighter expense controls, ceased non-core activities and downsized several facilities. During the three months ended March 31, 2020, the Company incurred $0.1 million in severance expense as a result of this action. The 2019 Plan was substantially completed as of March 31, 2020.

Given the commercial uncertainty caused by the novel coronavirus pandemic, or COVID-19, the Company developed and implemented an even more aggressive expense control plan in March 2020 (the "2020 Plan"). The 2020 Plan reduced the Company's annual cash expense run rate by $4.0 million or 29%. The Company has furloughed 21 positions worldwide, and 20 of these positions were reinstated by the December 31, 2020. The Company has not incurred severance expense as a result of this action.

The following table summarizes the activity during 2020 and 2021 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance related costs	Facility and other costs	Total
Balance at December 31, 2019	$293,799	$237,493	$531,292
Provisions/Additions	$76,708	$956,118	$1,032,826
Translation Adjustment	25,353	—	25,353
Utilized/Paid	$(156,416)	$(1,118,145)	$(1,274,561)
Balance at December 31, 2020	$239,444	$75,466	$314,910
Provisions/Additions	$—	$833,313	$833,313
Translation Adjustment	$(14,336)	$—	$(14,336)
Utilized/Paid	$(90,445)	$(908,779)	$(999,224)
Balance at December 31, 2021	$134,663	$—	$134,663

    In the accompanying consolidated balance sheets, the Company's remaining accrued severance and other charges are included within “accrued expenses” and "accounts payable".  Expenses incurred under the 2017, 2019 and 2020 Plans during the years ended December 31, 2021 and 2020 are included within “restructuring costs” in the accompanying consolidated statements of operations.

(15)  Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2021 and 2020, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2021 and 2020, the Company contributed approximately $6,000 and $2,000, respectively.

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

At December 31, 2021 and 2020, $23,255 and $7,719, respectively, is included in accumulated other comprehensive (loss) income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $0 and $0 at December 31, 2021 and 2020, respectively, and unrecognized actuarial gains of $23,255 and $9,872 at December 31, 2021 and 2020, respectively. During 2021, the total amount recorded in other comprehensive income (loss) related to the pension plan was $13,246 (net of tax), which consisted of an actuarial gain of $13,246 and the recognition of $0 of transition obligations recognized during 2021 as a component of net periodic pension cost.

Pension information for the years ended December 31, 2021 and 2020, is as follows:

	2021	2020
Accumulated benefit obligation	$69,627	$65,188
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	95,511	180,151
Interest cost	414	1,207
Actuarial gain	(11,223)	28,834
Benefits paid	—	(121,838)
Service cost	—	—
Currency translation	1,259	7,157
Projected benefit obligation at end of year	$85,961	$95,511
Changes in plan assets:
Fair value of plan assets at beginning of year	$40,476	$149,903
Actual return on plan assets	2,135	6,226
Benefits paid	—	(121,838)
Employer contributions	5,873	2,012
Currency translation	(108,814)	4,173
Fair value of plan assets at end of year	$(60,330)	$40,476
Funded status	(146,291)	(55,035)

The underfunded status of the Company's defined benefit plan has been recorded as a component of other long-term liabilities as of December 31, 2021 and 2020.

Components of net periodic pension cost:
Interest cost	$414	$1,207
Expected return on plan assets	(176)	(1,005)
Amortization of net (gain) loss	(19)	(1,052)
Service cost	—	—
Net periodic pension (benefit) cost	$219	$(850)

The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $2,000 are expected to be made during 2022. Benefit payments of $77,000 are expected to be paid through 2030.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2021 and 2020 as follows:

	Years ended December 31,
	2021	2020
Discount rate	0.77%	0.43%
Rate of increase in compensation levels	2.00%	2.50%
Expected long-term rate of return on plan assets	0.77%	0.43%

(16)  Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the years ended December 31, 2021 and 2020, and the location of long-lived assets as of December 31, 2021 and 2020, are summarized as follows:

	Years ended December 31,
	2021	2020
Revenues:
Americas	$5,766,791	$5,387,128
Asia Pacific	2,764,146	3,655,011
Europe, Middle East, Africa and Other	5,649,543	5,726,554
Total Revenues	$14,180,480	$14,768,693

	December 31,
	2021	2020
Long-lived assets:
Americas	$858,417	$1,735,986
Asia Pacific	261,148	502,344
Europe, Middle East, Africa and Other	18,364	52,690
Total long-lived assets	$1,137,929	$2,291,020

For the years ended December 31, 2021 and December 31 2020, the Company had one and two customers that accounted for more than 10% of total revenue, respectively.

As of December 31, 2021 and 2020, the Company had two and one customers that accounted for more than 10% of the gross accounts receivable balance, respectively.

(17)  Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

Period Ended	Balance at Beginning of Period	Charges / (Benefits) to Revenue	(Increases) Deductions	Balance at End of Period
December 31, 2021	$151,335	72,461	137,980	$85,816
December 31, 2020	$216,153	4,464	69,282	$151,335

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

As described further in Note (7) Notes Payable, on December 27, 2019, the Company entered into the Amended and Restated Loan Agreement to provide for, among other things, a new $2,500,000 term loan facility to the Company. In connection with the June Offering, we entered into the Loan Extension Letter Agreement on June 2, 2021 which provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The amount extended constituted approximately $2,176,621 of the $3,510,679 principal amount outstanding as of June 2, 2021. The remaining $1,334,058 of the outstanding principal, which was owed to other lenders, was repaid in full on June 30, 2021.

(19) Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued, to ensure appropriate recognition and/or disclosure of events that occurred subsequent to December 31, 2021.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors and executive officers will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2022, and is incorporated herein by reference. The information will appear in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2021, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2022, and is incorporated herein by reference. The information will appear in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, "Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2021, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2022, and is incorporated herein by reference. The information will appear in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2021, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2022, and is incorporated by reference. The information will appear in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2021, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2022, and is incorporated herein by reference. The information will appear in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2021, our year-end.

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

3.4
Certificate of Amendment of the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of FalconStor Software, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated June 24, 2021.

3.5
Certificate of Amendment to the Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, filed on March 27, 2002.

3.6
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 4.1 to the Registrant's report on Form 8-K dated September 16, 2013.

3.7
Certificate of Amendment of the Restated Certificate of Incorporation of FalconStor Software, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 25, 2018.

3.8
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of FalconStor Software, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s report on Form 8-K dated June 25, 2018.

3.9	Certificate of Amendment to the Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on June 25, 2019.

3.10
Certificate of Amendment to the Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q for the period ended June 30, 2019 filed on August 14, 2019.

4.1s
Amended and Restated 2006 Incentive Stock Plan incorporated herein by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

4.2	Intentionally omitted.

4.3s	Form of Restricted Stock Letter Agreement, incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on April 7, 2014.

4.4	Intentionally omitted.

4.5s	FalconStor Software, Inc. 2016 Incentive Stock Plan, incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A dated March 18, 2016.

4.6	Description of Registered Securities of FalconStor Software, Inc. , incorporated by reference to Exhibit 4.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

10.1	Intentionally omitted.

10.2
Agreement of Lease between Huntington Quadrangle 2 LLC and FalconStor Software, Inc. dated May 30, 2013, with a commencement date of March 1, 2014, incorporated herein by reference to Exhibit 99.1 to the Registrant's quarterly report on Form 10-Q for the period ended June 30, 2013 filed on August 9, 2013.

10.3
Preferred Stock Purchase Agreement dated as of September 16, 2013 between FalconStor Software, Inc. and Hale Capital Partners, LP, incorporated herein by reference to Exhibit 10.1 to the Registrant's report on Form 8-K dated September 16, 2013.

10.4	Intentionally omitted.

10.5s	Agreement between FalconStor Software, Inc. and Todd Brooks, dated August 14, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed August 17,2017.

10.6	Intentionally omitted.

10.7	Intentionally omitted.

10.8	Intentionally omitted.

10.9	Intentionally omitted.

10.10	Intentionally omitted.

10.11
Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, by and among FalconStor Software, Inc., HCP-FVA, LLC, as Administrative Agent and as a Lender, and the other Loan Parties named therein, incorporated herein by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on February 26, 2018.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Intentionally omitted.

10.15	Amendment No. 1 to the FalconStor Software, Inc. 2018 Incentive Stock Plan, incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on June 1, 2021.

10.16	Falconstor Software Inc. 2018 Stock Incentive Plan, incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2018.

10.17
Joinder to Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, by and among FalconStor Software, Inc., HCP-FVA, LLC, as Administrative Agent and as a Lender, and the other Loan Parties named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed October 11, 2018.

10.18
Amendment No. 1 to Amended and Restated Term Loan Credit Agreement dated December 27, 2019 by and among FalconStor Software, Inc., HCP-FVA, LLC, EW Capital, LLC, the lenders party thereto and the other loan parties named therein, incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on January 3, 2020.

10.19
Promissory Note between the Company and Peapack-Gladstone Bank, dated April 28, 2020, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

10.20
Independent Contractor Services Agreement, dated February 11, 2022, between FalconStor Software, Inc. and Alucria Consulting, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on February 17, 2022.

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1*	Consent of Marcum LLP, independent registered public accounting firm..

24.1*	Power of Attorney (set forth on the Signature Page of this Registration Statement).

31.1*	Certification of the Chief Executive Officer.

31.2*	Certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.1	The following financial statements from FalconStor Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBLR (eXtensible Business Reporting Language):

(i)  Consolidated Balance Sheets – December 31, 2021 and December 31, 2020

(ii)  Consolidated Statements of Operations – Years Ended December 31, 2021 and 2020

(iii)  Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2021 and 2020

(iv)  Consolidated Statements of Stockholders’ Deficit – Years Ended December 31, 2021 and 2020

(v)  Consolidated Statements of Cash Flows – Years Ended December 31, 2021 and 2020

(vi)  Notes to Consolidated Financial Statements – December 31, 2021

*- Filed herewith.
s- Denotes management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 10, 2022.

FALCONSTOR SOFTWARE, INC.

By:	/s/ Vincent Sita	March 10, 2022
	Chief Financial Officer and Treasurer	Date
(principal financial and accounting officer)

POWER OF ATTORNEY
FalconStor Software, Inc. and each of the undersigned do hereby appoint Todd Brooks and Vincent Sita, and each of them severally, its or his true and lawful attorney to execute on behalf of FalconStor Software, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Todd Brooks	March 10, 2022
	Todd Brooks, President & Chief Executive Officer and Director (principal executive officer)	Date

By:	/s/ Vincent Sita	March 10, 2022
	Vincent Sita, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date

By:	/s/ Martin Hale Jr.	March 10, 2022
	Martin Hale Jr., Director	Date

By:	/s/ Michael Kelly	March 10, 2022
	Michael Kelly, Director	Date

By:	/s/ Barry A. Rudolph	March 10, 2022
	Barry A. Rudolph, Director	Date

By:	/s/ William D. Miller	March 10, 2022
	William D. Miller, Director	Date