Form 10-K/A
period 2021-12-31
FALCONSTOR SOFTWARE INC
filed 2022-05-02
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31. 2021.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2021 was $12,745,946 which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of March 31, 2022 was 7,082,276.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

On March 11, 2022, FalconStor Software, Inc., a Delaware corporation, filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Filing”). Certain Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that a registrant may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (the “Commission”) no later than 120 days after the end of the registrant’s fiscal year. Alternatively, the registrant may provide this information in an amendment to the Form 10-K, if such amendment is filed with the Commission no later than 120 days after the end of the registrant’s fiscal year. Accordingly, this Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements the Original Filing by amending and restating Part III, Items 10 through 14 of the Original Filing.

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

Directors of the Company

The Company’s bylaws authorize its Board of Directors (or the “Board”) to fix the number of directors and provide that the directors shall be divided into three classes, with the classes of directors serving for staggered, three-year terms.

Pursuant to the Amended and Restated Certificate of Designations, Preferences and Rights for the Series A Preferred Stock (the “Certificate of Designations”), so long as at least 85% of the Series A Redeemable Convertible Preferred Stock of the Company (the “Series A Preferred Stock”) remains outstanding, the holders of a majority of the then outstanding shares of Series A Preferred Stock (the “Majority Holders”) have the right, voting separately as a class, to elect two directors. The Majority Holders have, as of the date hereof, elected two directors, Martin M. Hale, Jr. and Michael Kelly. Messrs. Rudolph and Miller were elected by the Board to fill vacancies created by the resignation of other directors. Mr. Brooks was appointed to the Board in February 2019. The Company currently has five directors.

The names of the directors are set forth below:

Name	Position	Age	Director Since
Martin M. Hale, Jr.	Director	50	2013
Michael P. Kelly	Director	74	2014
William D. Miller	Director	61	2016
Barry A. Rudolph	Director	68	2016
Todd Brooks	Director	57	2019

Martin M. Hale, Jr. has served as the founder and CEO of Hale Capital Partners, LP, an investment firm that applies a private equity skill set and focus to investing in small and micro-cap public companies, since 2007. Mr. Hale has over 25 years of experience in venture capital and private equity as a board member and an investor helping public and private companies grow. Mr. Hale currently serves as a director of Culmen International LLC., Patch Media Corporation, thatDot Inc., QL2 Software and Galois Inc. Mr. Hale has also served as a director of publicly-traded technology companies including Lantronix Corporation, Adept Technology, Inc. (acquired by Omron Global), Analex Corporation (acquired by QinetiQ North America), Paradigm Holdings (acquired by CACI International, Inc.), Telanetix, Inc. (acquired by Intermedia), and Top Image Systems, Ltd. Before joining Hale Capital Partners, Mr. Hale was a Managing Director and member of the founding team of Pequot Ventures, an associate at Geocapital Partners, and an analyst with Broadview International. Mr. Hale received a B.A. from Yale University. Mr. Hale has been a director of the Company since September 2013.

Mr. Hale was elected as a director by the Majority Holders of the outstanding Series A Preferred Stock. Mr. Hale’s Board qualifications include extensive experience helping small public companies grow to become larger and more successful. Such experience is helpful in expanding the Company’s leadership and strategic growth initiatives.

Michael P. Kelly served as a director at Adept Technology, Inc. from April 1997 to October 22, 2015 and also served as Chairman of the Board of Adept from November 2008 to October 22, 2015. Mr. Kelly has also served as Chief Executive Officer of investment bank, Kinsale Associates, Inc., since October 2005. From July 2005 to October 2005, he was the Chief Executive Officer of Cape Semiconductor Inc., a fabless semiconductor company. From 1994 to 2005, Mr. Kelly held the positions of Vice-Chairman and Senior Managing Director of Broadview International, LLC, an international merger and acquisitions advisory firm and a division of Jefferies Group, Inc. Additionally, he has served as a director of Epicor Software Corporation, a provider of enterprise business software solutions, since September 2005. Mr. Kelly received a B.A. in Accounting from Western Illinois University, a M.B.A. from St. Louis University, and is also a Certified Public Accountant. Mr. Kelly has been a director of the Company since October 2014 and our Chairman of the Board since March 2018.

Mr. Kelly was selected as a director by the Majority Holders of the outstanding Series A Preferred Stock. Mr. Kelly’s qualifications to serve on the Board include his experience as an investment banker specializing in technology industries, which provides the Board and the Company with unique and relevant expertise in areas including capital markets, mergers and acquisitions and financing.

William D. Miller has served as Chairman and Chief Executive Officer of Axellio Inc., an edge computing systems company, since November 2018 and has been General Partner of FirstMile Ventures (previously Miller Investment Management), a venture capital fund manager making investments in early stage companies, since 2010. He previously served as CEO of X-IO Technologies, Inc., an enterprise storage company, from February 2015 to October 2018. Mr. Miller is a director of the following private entities: Axellio Inc., Violin Sytems LLC, Chromatic Technologies, Inc., New Planet Technologies, Inc., Wanamaker Corp., BurstIQ Inc., and Altia Inc. Mr. Miller was a cofounder and Chief Technology Officer of StorageNetworks. Mr. Miller holds a B.S. in Chemistry from the University of Illinois. Mr. Miller has been a director of the Company since December 2016 and is currently serving for a term which will expire at the Company’s 2024 Annual Meeting of Stockholders and until a successor is elected and qualified.

The following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Miller should serve as a director: his professional background and experience; his current and previously held senior-executive level positions; his service on other public and private company boards; and his extensive experience in technology, software, storage and related industries.

Barry A. Rudolph has served as Chief Executive Officer of VelociData, Inc., a firm that specializes in high performance data transformation and process offload in large corporations, since July 2014, and as a director since December 2012. Mr. Rudolph has also served as a director of Spectra Logic Corporation, a computer data storage company, since December 2015. Previously, Mr. Rudolph served as a director of Dot Hill Systems Corp., a provider of high performance storage arrays, from February 2012 until its sale to Seagate Technology in October 2015. Mr. Rudolph began his career in January 1978 and held numerous senior level positions with IBM until his retirement in November 2010 in a variety of functional areas, including operations, engineering, product development, test and assurance, program management, field support and direct manufacturing. Most recently he was Vice President, System Networking, for IBM with responsibility for delivering overall networking product strategy, portfolio management and profit and loss management over each of the products in the group. Prior to this position, Mr. Rudolph was Vice President, Storage Strategy, responsible for the development and integration of the storage strategy for IBM including market segmentation and opportunity identification. Prior to that, Mr. Rudolph was Vice President, Stack Integration, responsible for the definition and execution of horizontal solutions and solution selling. Prior positions Mr. Rudolph held at IBM include Vice President and Business Executive, Disk Storage and Software Systems, where he was responsible for all aspects of disk storage and related software business within IBM. He also held an identical role with responsibility for IBM’s tape storage business. Mr. Rudolph holds a B.S. in Engineering and a Master of Science in Electrical Engineering from San Diego State University and an MBA from Santa Clara University. Mr. Rudolph has been a director of the Company since December 2016 and is currently serving for a term which will expire at the Company’s 2024 Annual Meeting of Stockholders and until a successor is elected and qualified.

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

Family Relationships

There are no family relationships among our executive officers and directors.

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

MANAGEMENT

Executive Officers of the Company

The following table contains the names, positions and ages of the executive officers of the Company who are not directors.

Name	Position	Age
Vincent Sita	Chief Financial Officer	51

Vincent Sita is the Company’s Chief Financial Officer. Mr. Sita, brings more than 20 years of finance and business experience. Prior to joining the Company, Mr. Sita served as Vice President Finance & Administration at Ricova from January 2021 to February 2022. Prior to joining Ricova, Mr. Sita served as Chief Financial Officer of Rudsak from October 2018 to September 2020, provided business consulting services as the Principal of Alucria Consulting Inc. from August 2018 to February 2019, and served as Vice President Finance North America at ACN from April 2015 to July 2018. Before that, Mr. Sita served in consulting, office and executive finance roles for ACN Canada, iProsum Management Consulting, Bell Canada, Bell Conferencing Inc. and Bell Canada Enterprises. He holds an MBA degree from Universite du Quebec in Montreal and a Bachelor of Commerce degree from Concordia University.

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company’s principal executive, financial and accounting officers. The Code of Ethics is available at:

http://www.falconstor.com/page/543/Code-of-ethics.

Delinquent Section 16(a) Reports

Based upon a review of Forms 3, 4, and 5, and amendments thereto furnished to the Company during the fiscal year ended December 31, 2021, the Company is not aware of any director, officer, or beneficial owner of more than 10 percent of any class of Company equities who failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act, during the fiscal year ended December 31, 2021.

Item 11.	Executive Compensation

This section discusses the compensation for our Chief Executive Officer and our Chief Financial Officer (each a “Named Executive Officer” or “NEO”). We had no other Named Executive Officers during the fiscal year ended December 31, 2021.

Summary Compensation Table

The following table sets forth certain compensation paid or accrued during the Company’s past two fiscal years for the Company’s (i) President and Chief Executive Officer, and (ii) Executive Vice President, Chief Financial Officer and Treasurer. “All Other Compensation” below consists of certain tax benefits paid by the Company on behalf of the NEOs.

Name	Year	Salary	Bonus	Stock Awards		Option Awards	All Other Compensation	Total
Todd Brooks	2021	$350,000	$110,900	$—		$—	$—	$460,900
President and Chief Executive Officer (Principal Executive Officer)	2020	$312,500	$85,000	$—		$—	$—	$397,500

Brad Wolfe	2021	$240,000	$50,310	$—		$—	$—	$290,310
Former Executive Vice President, Chief Financial Officer and Treasurer	2020	$233,750	$27,500	$7,360	(1)	$—	$—	$268,610

(1)	On September 30, 2020, the Company granted 14,720 shares of restricted stock to Mr. Wolfe. The restricted stock vests as follows: 2.5% of the shares shall vest on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares shall vest on the third anniversary of the grant date; 2.5% of the shares shall vest on the fourth anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company. The dollar amounts in the table represent the total grant date fair value of the 14,720 shares granted in 2020 in accordance with the authoritative guidance issued by the FASB on stock compensation.

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

Brad Wolfe

In connection with Mr. Wolfe’s appointment as Executive Vice President, Chief Financial Officer and Treasurer, the Board approved an offer letter to Mr. Wolfe (the “Wolfe Offer Letter”), which was executed on April 4, 2018. The Wolfe Offer Letter provided that Mr. Wolfe was entitled to receive an annualized base salary of $240,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Wolfe was also eligible for a cash bonus of $10,000 for any quarter for which the Company had net working capital cash in excess of $27,500, and additional incentive compensation of an annual bonus of up to $70,000, subject to attainment of performance objectives to be mutually agreed upon and established.

Mr. Wolfe’s employment could be terminated at will. If Mr. Wolfe’s employment was terminated by the Company other than for cause, he was entitled to receive severance equal to (i) six months of his base salary if he had been employed by the Company for at least twelve months at the time of termination or (ii) three months of his base salary if he had been employed by the Company for less than twelve months at the time of termination. Mr. Wolfe was also entitled to vacation and other employee benefits in accordance with the Company’s policies. Mr. Wolfe resigned from his position with the Company effective February 11, 2022.

Outstanding Equity Awards at Fiscal Year End 2021

The following table sets forth equity awards for each NEO outstanding as of December 31, 2021:

Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Todd Brooks	680,775 (1)	$953,085
President and Chief Executive Officer (Principal Executive Officer)
Brad Wolfe	14,352 (2)	$20,093
Executive Vice President, Chief Financial Officer and Treasurer	68,077 (3)	$95,308

(1)	Mr. Brooks was awarded 735,973 shares of restricted stock units on May 31, 2019. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares vested on the second anniversary of the grant date; 2.5% of the shares shall vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.

(2)	Mr. Wolfe was awarded 14,720 shares of restricted stock units on September 30, 2020. 2.5% of the shares vested on the first anniversary of the grant date.

(3)	Mr. Wolfe was awarded 73,597 shares of restricted stock units on May 31, 2019. 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; and 2.5% of the shares vested on the second anniversary of the grant date.

Payments Upon Severance or Change in Control

Report on Repricing of Options.

None of the stock options granted under any of the Company’s plans were repriced in the fiscal year ended December 31, 2021.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock (1)(a)	Weighted-average exercise price of outstanding options and restricted stock (1)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)(c)
Equity compensation plans approved by security holders – restricted stock	1,513,380	$0	82,817

Equity compensation plans approved by security holders – stock options	5,690	$110.10	—

Total	1,519,070		82,817

(1)       As of December 31, 2021 we had 82,817 shares of our common stock reserved for issuance under our stock plans with respect to options and warrants (or restricted stock or restricted stock units) that have not been granted. See Note (10) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Director Compensation

Directors who are also employees receive no compensation for serving on the Company’s Board. Non-employee directors are reimbursed for all travel and other expenses incurred in connection with attending Board and Committee meetings.

Messrs. Hale, Kelly, Miller and Rudolph received $48,500, $69,900, $43,775, and $48,400 in directors’ fees, respectively, in connection with their service as a director in 2021. The cash compensation includes a retainer for all directors plus additional amounts based on service on Board committees, and additional amounts payable to Mr. Kelly for serving as Chairman of the Board and Chairman of the Audit Committee. Based on this compensation plan and assuming continued service as a director in 2022 (including the fees from serving on a committee), Messrs. Hale, Kelly, Miller and Rudolph are entitled to quarterly fees of $12,125 (or $48,500 annually), $17,475 (or $69,900 annually), $10,975 (or $43,900 annually) and $12,100 (or $48,400 annually), respectively. Messrs. Miller and Rudolph received grants of 73,600 shares of restricted stock each on September 30, 2020 and Mr. Kelly received a grant of 44,158 shares of restricted stock on January 16, 2020 and 73,600 shares of restricted stock on September 30, 2020. The restricted shares that were granted on September 30, 2020 vest as follows: 2.5% of the shares vested on September 30, 2021; 2.5% of the shares shall vest on September 30, 2022; 2.5% of the shares shall vest on September 30, 2023; 2.5% of the shares shall vest on September 30, 2024; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company. The restricted shares that were granted on January 16, 2020 vest as follows: 2.5% of the shares vested immediately upon grant; 2.5% of the shares vested on May 31, 2020; 2.5% of the shares vested on May 31, 2021; 2.5% of the shares shall vest on May 31, 2022; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.

2021 Management Incentive Plan

For 2021, management is eligible to earn quarterly bonuses based on achieving targeted cash flow, billings, and retention results which exceed defined minimums.

For 2021, Mr. Brooks and Mr. Wolfe did not receive bonuses in connection with the 2021 Management Incentive Plan.

2022 Management Incentive Plan

For 2022, management is eligible to earn quarterly bonuses based on achieving targeted net working capital cash balance, renewal rate, billings, and other specified criteria which are achieved or exceed defined minimums.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company’s common stock outstanding at March 31, 2022, by (i) each person known by the Company to be the beneficial owner of more than five percent of its common stock, (ii) each director and nominee for director, (iii) each of the Named Executive Officers identified in the summary compensation table, and (iv) all directors, nominees for director and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Class (2)
Martin Hale, Hale Fund Management, LLC Hale Capital Management, LP, Hale Capital Partners, LP, HCP-FVA, LLC (3)	3,653,377	51.2%
Nantahala Capital Management, LLC (4)	651,553	9.2%
ESW Capital, LLC (5)	1,308,068	18.4%
Bard Associates, Inc.(6)	517,950	7.3%
Michael P. Kelly (7)	15,171	*
Barry Rudolph (8)	6,616	*
William Miller (9)	6,609	*
Todd Brooks (10)	75,446	1.1%
Vincent Sita (11)	1,415	*
All Directors, Nominees for Director and Executive Officers as a Group (12) (6 persons)	3,758,635	52.5%

*Less than one percent

(1)	A person is deemed to be the beneficial owner of voting securities over which the person has voting power or that can be acquired by such person within 60 days after March 31, 2022 upon the exercise of options or convertible securities, or upon the lapse or the removal of all restrictions on shares of restricted stock. Each beneficial owner’s percentage ownership is determined by assuming that options or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable (i.e., that are exercisable within 60 days from March 31, 2022) have been exercised. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)	Based upon 7,082,276 shares of common stock outstanding as of March 31, 2022.

(3)	Based on information contained in Forms 4, a report on Schedule 13D/A filed by Mr. Hale, Hale Fund Management, LLC (“Fund Management”), Hale Capital Management, LP (“Capital Management”), Hale Capital Partners, LP (“Hale Capital”), and HCP-FVA on May 22, 2019 and December 31, 2018. Consists of (i) 3,598,932 shares of common stock held by Hale Capital and HCP-FVA, (ii) 708 shares held by Mr. Hale for the benefit of Hale Capital, and (iii) 558,000 shares of Series A Preferred Stock held by HCP-FVA, which equates to 54,445 shares of common stock on an as-converted basis (without giving effect to the 9.99% blocker contained in the Certificate of Designations), held by HCP-FVA. Each of Mr. Hale, Fund Management, Capital Management and Hale Capital disclaims beneficial ownership of such shares of common stock except to the extent of his or its pecuniary interest. The address of Mr. Hale, Fund Management, Capital Management, Hale Capital and HCP-FVA is 17 State Street, Suite 3230, New York, NY 10004.

(4)	Based on information contained in a report on Schedule 13G/A filed by Nantahala Capital Management, LLC (“Nantahala”), Wilmot B. Harkey and Daniel Mack on February 14, 2022. Consists of (i) 641,817 shares of common stock and (ii) 99,807 shares of Series A Preferred Stock that may be converted for 9,736 shares of common stock within 60 days of March 31, 2022. Messrs. Harkey and Mack are the managing members of Nantahala and disclaim beneficial ownership of such shares of common stock except to the extent of their pecuniary interest. The address of Messrs. Harkey and Mack and Nantahala is 19 Old Kings Highway S, Suite 200, Darien, CT 06820.

(5)	Based on information contained in a report on Schedule 13D/A filed by ESW Capital, LLC and Joseph A. Liemandt on December 31, 2018. Consists of (i) 1,286,135 shares of common stock and (ii) 224,786 shares of Series A Preferred Stock that may be converted for 21,933 shares of common stock within 60 days of March 31, 2022. ESW Capital, LLC and Mr. Liemandt disclaim Section 13(d) beneficial ownership with respect to 21,933 shares of common stock issuable upon conversion of Series A Preferred Stock as a result of the application of the 9.99% blocker contained in the Certificate of Designations. Mr. Liemandt is the sole voting member of ESW Capital, LLC and disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest. The address of Mr. Liemandt and ESW Capital, LLC is 401 Congress Ave., Suite 2650, Austin, TX 78701.

(6)	Based on information contained in a report on Schedule 13G filed by Bard Associates, Inc. on February 14, 2022. Consists of 517,950 shares of common stock. The address of Bard Associates, Inc. is 135 South LaSalle Street, Suite 3700, Chicago, IL 60603.

(7)	Based on information contained in Forms 3 and 4 filed by Mr. Kelly and certain other information. Consists of (i) 13,930 shares of common stock, and (ii) 1,104 shares of restricted stock units expected to vest within 60 days of March 31, 2022 (does not include 111,502 shares of restricted stock units that are not expected to vest within 60 days of March 31, 2022) and (iii) 1,405 shares of Series A Preferred Stock held by Mr. Kelly, which equates to 137 shares of common stock on an as-converted basis (without giving effect to the 9.99% blocker contained in the Certificate of Designations), held by Mr. Kelly.

(8)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Rudolph and certain other information. Consists of 5,512 shares of common stock and 1,104 shares of restricted stock units that are expected to vest within 60 days of March 31, 2022 held by Mr. Rudolph (does not include 111,503 shares of restricted stock units that are not expected to vest within 60 days of March 31, 2022).

(9)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Miller and certain other information. Consists of (i) 5,505 shares of common stock held by Mr. Miller, (ii) 1,104 shares of restricted stock units expected to vest within 60 days of March 31, 2022 (does not include 111,503 shares of restricted stock units that are not expected to vest within 60 days of March 31, 2022), and (iii) 26 shares of common stock held by PV Strategies LLC, a hedge fund managed by Miller Investment Management LLC, a registered investment adviser of which Mr. Miller is a principal. Mr. Miller, as a principal of Miller Investment Management LLC, may be deemed the beneficial owner of shares owned by PV Strategies LLC. Mr. Miller disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(10)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Brooks and certain other information. Consists of 57,047 shares of common stock and 18,399 shares of restricted stock units expected to vest within 60 days of March 31, 2022 held by Brooks (does not include 662,376 shares of restricted stock units that are not expected to vest within 60 days of March 31, 2022).

(11)	Based on information contained in Forms 3 and 4 filed by Mr. Sita and certain other information. Consists of 1,415 shares of restricted stock units expected to vest within 60 days of March 31, 2022 held by Sita (does not include 55,200 shares of restricted stock units that are not expected to vest within 60 days of March 31, 2022).

(12)	Consists of shares of common stock held by all directors and executive officers as a group and 3,598,932 shares held by HCP-FVA.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related Party Transactions Reviewed During 2020 and 2021

Martin M. Hale, Jr., a member of the Company's Board, is a general partner of HCP-FVA, the holder in excess of 50% of the Company’s Series A Preferred Stock. The Series A Preferred Stock was purchased by Hale Capital Partners, LP, of which Mr. Hale is a general partner, pursuant to a September 16, 2013 stock purchase agreement with the Company at a time when Mr. Hale was not a director of the Company. Hale Capital Partners, LP subsequently assigned all of its rights in the Series A Preferred Stock to HCP-FVA. Under the terms of the Certificate of Designations, the holders of the Series A Preferred Stock are entitled, as a group, to nominate and to elect up to two directors so long as at least 85% of the Company's Series A Preferred Stock is outstanding. HCP-FVA, the sole holder of the Series A Preferred Stock at the time, nominated and elected Mr. Hale in September 2013 and Michael P. Kelly on October 29, 2014, to the Company’s Board of Directors.

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

Principal Accountant Fees and Services

Fees for services rendered by Marcum LLP (“Marcum”) for the years 2021 and 2020 are as follows:

Audit Fees: Fees billed for professional services rendered by Marcum for the audit of the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2021 and 2020 and the reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Qs during such fiscal year. These fees also include (i) statutory audits of certain Company subsidiaries, (ii) audit of internal control over financial reporting, required under Section 404 of the Act, and (iii) consent fees.

Audit Related Fees: None.

Tax Fees: Fees billed for tax-related services for certain Company subsidiaries rendered by (i) Marcum in 2021 and 2020 to the Company.

All Other Fees: Fees billed for professional services rendered by Marcum related to comfort reviews for two equity raises in 2021.

The approximate fees for each category were as follows:

	Years Ended December 31,
Description	2021	2020
Audit Fees	$180,030	$138,020
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$59,740	$—

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

Date: May 2, 2022

INDEX TO EXHIBITS

The Index to Exhibits previously filed in the Original Filing remains in effect with the exception of the addition of the following exhibits, filed herewith:

Exhibit No.	Exhibit
31.3*	Certification of the Chief Executive Officer
31.4*	Certification of the Chief Financial Officer

*	Filed herewith.