Form 10-Q
period 2022-03-31
FALCONSTOR SOFTWARE INC
filed 2022-05-11
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                 to
Commission File Number:  000-23970

FALCONSTOR SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware				77-0216135
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

501 Congress Avenue	Suite 150	Austin	TX	78701
(Address of principal executive offices)				(Zip Code)

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

The number of shares of common stock outstanding as of May 4, 2022 was 7,083,692.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,381,639	$3,181,209
Accounts receivable, net of allowances	825,598	2,855,135
Prepaid expenses and other current assets	1,264,231	1,074,972
Contract assets	426,264	209,936
Inventory	—	7,744
Total current assets	5,897,732	7,328,996
Property and equipment, net	128,203	153,904
Operating lease right-of-use assets, net	90,893	112,405
Deferred tax assets	29,173	30,190
Software development costs, net	41,056	42,695
Other assets	99,834	106,023
Goodwill	4,150,339	4,150,339
Other intangible assets, net	40,826	51,362
Long-term contract assets	463,264	692,712
Total assets	$10,941,320	$12,668,626
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$638,632	$297,033
Accrued expenses	801,815	1,099,257
Current portion of lease liabilities	74,349	76,940
Deferred revenue	4,049,503	4,557,317
Total current liabilities	5,564,299	6,030,547
Other long-term liabilities	957,860	950,843
Notes payable, net of debt issuance costs and discounts	2,156,246	2,154,098
Operating lease liabilities, net of current portion	16,544	35,465
Deferred tax liabilities	500,499	500,499
Deferred revenue, net of current portion	1,395,179	1,578,769
Total liabilities	10,590,627	11,250,221
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $14,791,195	14,700,124	14,384,388
Stockholders' deficit:
Common stock - $0.001 par value, 30,000,000 shares authorized, 7,082,276 shares issued and outstanding	7,082	7,082
Additional paid-in capital	112,042,061	112,349,613
Accumulated deficit	(124,572,044)	(123,462,638)
Accumulated other comprehensive loss	(1,826,530)	(1,860,040)
Total stockholders' deficit	(14,349,431)	(12,965,983)
Total liabilities and stockholders' deficit	$10,941,320	$12,668,626
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue	$594,928	$2,139,729
Support and services revenue	1,454,179	1,688,597
Total revenue	2,049,107	3,828,326
Cost of revenue:
Product	20,719	222,834
Support and service	394,549	426,173
Total cost of revenue	415,268	649,007
Gross profit	1,633,839	3,179,319
Operating expenses:
Research and development costs	705,981	659,940
Selling and marketing	1,189,846	1,396,640
General and administrative	849,939	837,867
Restructuring costs	744	302,313
Total operating expenses	2,746,510	3,196,760
Operating income (loss)	(1,112,671)	(17,441)
Gain on debt extinguishment	—	754,000
Interest and other expense	(117,995)	(283,648)
Income (loss) before income taxes	(1,230,666)	452,911
Income tax expense (benefit)	(121,260)	44,616
Net income (loss)	$(1,109,406)	$408,295
Less: Accrual of Series A redeemable convertible preferred stock dividends	300,921	277,170
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	14,815	197,114
Net income (loss) attributable to common stockholders	$(1,425,142)	$(65,989)
Basic net income (loss) per share attributable to common stockholders	$(0.20)	$(0.01)
Diluted net income (loss) per share attributable to common stockholders	$(0.20)	$(0.01)
Weighted average basic shares outstanding	7,082,276	5,949,463
Weighted average diluted shares outstanding	7,082,276	5,949,463

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(1,109,406)	$408,295
Other comprehensive income (loss), net of applicable taxes
Foreign currency translation	33,510	86,398
Total other comprehensive income (loss), net of applicable taxes:	33,510	86,398
Total comprehensive income (loss)	$(1,075,896)	$494,693
Less: Accrual of Series A redeemable convertible preferred stock dividends	300,921	277,170
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	14,815	197,114
Total comprehensive income (loss) attributable to common stockholders	$(1,391,632)	$20,409

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2022	7,082,276	$7,082	$112,349,613	$(123,462,638)	$(1,860,040)	$(12,965,983)
Net income (loss)				(1,109,406)		(1,109,406)
Share-based compensation to employees			8,184			8,184
Accretion of Series A redeemable convertible preferred stock			(14,815)			(14,815)
Dividends on Series A redeemable convertible preferred stock			(300,921)			(300,921)
Foreign currency translation					33,510	33,510
Balance at March 31, 2022	7,082,276	$7,082	$112,042,061	$(124,572,044)	$(1,826,530)	$(14,349,431)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2021	5,949,463	5,949	110,107,170	(123,665,970)	(1,987,961)	(15,540,812)
Net income (loss)				408,295		408,295
Share-based compensation to employees			4,471			4,471
Shares issued in connection with vesting of restricted stock			—			—
Accretion of Series A redeemable convertible preferred stock			(197,114)			(197,114)
Dividends on Series A redeemable convertible preferred stock			(277,170)			(277,170)
Foreign currency translation					86,398	86,398
Balance at March 31, 2021	5,949,463	$5,949	$109,637,357	$(123,257,675)	$(1,901,563)	$(15,515,932)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,109,406)	$408,295
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35,519	57,486
Amortization of debt discount on notes payable	2,148	75,705
Amortization of right of use assets	21,512	333,777
Gain on debt extinguishment	—	(754,000)
Share-based payment compensation	8,184	4,471
Provision for (recovery of) returns and doubtful accounts	(18,740)	—
Deferred income taxes (benefit)	—	7,878
Changes in operating assets and liabilities:
Accounts receivable	2,044,122	(129,714)
Prepaid expenses and other current assets	(222,019)	(250,034)
Contract assets	13,120	30,179
Inventory	7,667	—
Other assets	5,437	(1,031)
Accounts payable	389,847	536,721
Accrued expenses and other long-term liabilities	(259,405)	131,288
Operating lease liabilities	(21,512)	(429,112)
Deferred revenue	(682,055)	115,750
Net cash provided by (used in) operating activities	214,419	137,659
Cash flows from investing activities:
Purchases of property and equipment	—	(41,121)
Security deposits	—	1,588
Net cash provided by (used in) investing activities	—	(39,533)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	(13,989)	2,207
Net increase (decrease) in cash and cash equivalents	200,430	100,333
Cash and cash equivalents, beginning of period	3,181,209	1,920,656
Cash and cash equivalents, end of period	$3,381,639	$2,020,989
Supplemental disclosures:
Cash paid for interest	$21,554	$75,816
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$300,921	$277,170
Accretion of Series A redeemable convertible preferred stock	$14,815	$197,114
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

(b) Liquidity

As of March 31, 2022, the Company had a working capital surplus of $0.3 million, which is inclusive of current deferred revenue of $4.0 million, and a stockholders' deficit of $14.3 million. During the three months ended March 31, 2022, the Company had net loss of $1.1 million and positive cash flow from operations of $0.2 million. The Company's total cash balance at March 31, 2022 was $3.4 million, an increase of $0.2 million compared to $3.2 million on December 31, 2021.

The Company’s principal sources of liquidity at March 31, 2022 consisted of cash and future cash anticipated to be generated from operations. The Company generated negative net income yet positive cash flows from operations during the three months ended March 31, 2022, and it reported positive working capital as of March 31, 2022.

The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021 (the "June Offering"), we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023, which constituted approximately $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the principal amount outstanding, which was owed to other lenders, was repaid in full on June 30, 2021. See Note (9) Notes Payable for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock, the effective date of the mandatory redemption right of the Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021. If such Series A Preferred Stock was redeemed at March 31, 2022, the Company would have been required to pay the holders of the Series A Preferred Stock $14.8 million.

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

(c) Revision of Previously Issued Financial Statements

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
To correct the misstatements above, the Company revised its previously issued financial statements as follows:

	For the Three Months Ended March 31, 2021
CONSOLIDATED STATEMENT OF OPERATIONS	As Previously Reported	Adjustments	As Revised
Interest and other expense	$(266,695)	$(16,953)	$(283,648)
Income (loss) before income taxes	$469,864	$(16,953)	$452,911
Net income (loss)	$425,248	$(16,953)	$408,295
Net income (loss) attributable to common stockholders	$(49,036)	$(16,953)	$(65,989)
Basic net income (loss) per share attributable to common stockholders	$(0.01)	$—	$(0.01)
Diluted net income (loss) per share attributable to common stockholders	$(0.01)	$—	$(0.01)

	For the Three Months Ended March 31, 2021
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)	As Previously Reported	Adjustments	As Revised
Net income (loss)	$425,248	$(16,953)	$408,295
Total comprehensive income (loss)	$511,646	$(16,953)	$494,693
Total comprehensive income (loss) attributable to common stockholders	$37,362	$(16,953)	$20,409

	Total Stockholders' Deficit
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT	As Previously Reported	Adjustments	As Revised
Balance at January 1, 2021	$(14,608,186)	$(932,626)	$(15,540,812)
Net income (loss)	$425,248	$(16,953)	$408,295
Balance at March 31, 2021	$(14,566,353)	$(949,579)	$(15,515,932)

	For the Three Months Ended March 31, 2021
CONSOLIDATED STATEMENT OF CASH FLOWS	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income (loss)	$425,248	$(16,953)	$408,295
Changes in operating assets and liabilities:
Accrued expenses and other long-term liabilities	$114,335	$16,953	$131,288
Net cash provided by (used in) operating activities	$137,659	$—	$137,659

(d) Impact of the COVID-19 Pandemic

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company at March 31, 2022, and the results of its operations for the three months ended March 31, 2022 and 2021. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K").

(g)  Recently Issued Accounting Pronouncements

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

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) Summary of Significant Accounting Policies of the 2021 Form 10-K. There have been no significant changes in the Company's significant accounting policies since December 31, 2021. For a description of the Company's significant accounting policies refer to the 2021 Form 10-K.

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

    As of March 31, 2022 and December 31, 2021, accounts receivable, net of allowance for doubtful accounts, was $0.8 million and $2.9 million, respectively. As of March 31, 2022 and December 31, 2021, short and long-term contract assets, net of allowance for doubtful accounts, was $0.9 million and $0.9 million, respectively. As of March 31, 2022 and December 31, 2021, allowance for doubtful accounts was $64,833 and $85,816, respectively.

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

    Changes in deferred revenue were as follows:

Three Months Ended March 31, 2022
Balance at January 1, 2022	$6,136,086
Deferral of revenue	1,355,454
Recognition of revenue	(2,049,107)
Change in reserves	2,249
Balance at March 31, 2022	$5,444,682

    During the three months ended March 31, 2022 and 2021, revenue of $1.4 million and $1.5 million respectively, was recognized from the deferred revenue balance at the beginning of each period.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $5.4 million as of March 31, 2022, of which the Company expects to recognize approximately 74% of such amount as revenue over the next 12 months and the remainder thereafter.

    Approximately $1.6 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of March 31, 2022. We expect to recognize revenue on approximately 41% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

Right of Use Assets and Liabilities

    We have various operating leases for office facilities that are expected to continue through 2023. Below is a summary of our ROU assets and liabilities as of March 31, 2022.

Right of use assets	$90,893
Lease liability obligations, current	74,349
Lease liability obligations, less current portion	16,544
Total lease liability obligations	$90,893
Weighted-average remaining lease term	1.25
Weighted-average discount rate	3.35%

	Three Months Ended March 31,
	2022	2021
Components of lease expense:
Operating lease cost	$32,094	$414,351
Sublease income	—	(75,314)
Net lease cost	$32,094	$339,037

    During the three months ended March 31, 2022 and 2021, operating cash flows from operating leases were approximately $19,249 and $354,968, respectively.

Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of March 31, 2022, are as follows:

2022	57,747
2023	38,498
Total minimum lease payments	96,245
Less interest	5,352
Present value of lease liabilities	90,893

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Stock options	5,690	9,780
Restricted stock	86,520	93,612
Series A redeemable convertible preferred stock	144,321	132,930
Total anti-dilutive common stock equivalents	236,531	236,322

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Gross carrying amount	$15,530,663	$15,544,212
Accumulated depreciation	(15,402,460)	(15,390,308)
Property and Equipment, net	$128,203	$153,904

For the three months ended March 31, 2022 and 2021, depreciation expense was $23,344 and $39,765, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Gross carrying amount	$2,980,132	$2,980,132
Accumulated amortization	(2,939,076)	(2,937,437)
Software development costs, net	$41,056	$42,695

During the three months ended March 31, 2022 and 2021, the Company recorded $1,639 and $1,639, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,038,138	$4,038,138
Accumulated amortization	(3,997,312)	(3,986,776)
Net carrying amount	$40,826	$51,362

    For the three months ended March 31, 2022 and 2021, amortization expense was $10,536 and $16,082, respectively.

(7) Share-Based Payment Arrangements

On June 22, 2018, the Company's stockholders adopted the FalconStor Software, Inc. 2018 Incentive Stock Plan (the "2018 Plan"). The 2018 Plan is administered by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”) and initially provided for the issuance of up to 1,471,997 shares of the Company's common stock upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees and directors of, and consultants providing services to, the Company or its affiliates. In June 2021, the Company's stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2018 Plan by 220,800 shares to a total of 1,692,797 shares. Exercise prices of the options will be determined by the Compensation Committee, subject to the consent of Hale Capital. The vesting terms will be performance based and determined by the Compensation Committee, subject to the consent of Hale Capital, based on various factors, including (i) the return of capital to the holders of the Series A Preferred Stock and the Company’s common stock in the event of a change of control, (ii) the repayment of the Company’s obligations under its senior secured debt, and (iii) the Company’s free cash flow.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of March 31, 2022:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,692,797	52,016	1,545,623

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of March 31, 2022:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	2,250
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	3,440

A summary of the Company’s restricted stock activity for the three months ended March 31, 2022 is below. Such restricted stock did not bestow any voting or dispositive power and is not deemed outstanding until they vest.

Number of Restricted Stock Awards
Non-Vested at January 1, 2022	1,513,380
Granted	113,230
Vested	(4,248)
Forfeited	(82,429)
Non-Vested at March 31, 2022	1,539,933

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cost of revenue - Product	$227	$227
Cost of revenue - support and service	181	181
Research and development costs	1,879	—
Selling and marketing	4,511	2,677
General and administrative	1,386	1,386
	$8,184	$4,471

(8) Income Taxes

    The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended March 31, 2022, the Company recorded an income tax benefit of $121,260. The effective tax rate for the three months ended March 31, 2022 was 9.9%. The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings, foreign withholding taxes and the application of valuation allowances. As of March 31, 2022, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company had not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $44,616. The effective tax rate for the three months ended March 31, 2021 was 9.9%. The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings and the application of valuation allowances. As of March 31, 2021, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company had not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

The Company’s total unrecognized tax benefits, excluding interest, as of March 31, 2022 and March 31, 2021 were $79,518 and $75,506, respectively. As of March 31, 2022 and March 31, 2021, the Company had $44,462 and $37,207, respectively, of accrued interest reflected in accrued expenses.

(9) Notes Payable

    The notes payable balance consists of the following:

Total notes payable, net at January 1, 2022	$2,154,098
Accretion of discount	2,148
Total notes payable, net at March 31, 2022	$2,156,246

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

As of March 31, 2022, the Company was in compliance with the financial covenants contained in the Amended and Restated Loan Agreement.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At March 31, 2022, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets.

•Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At March 31, 2022 and December 31, 2021, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At March 31, 2022 and December 31, 2021, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of March 31, 2022 or December 31, 2021.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	784,325	—	—	784,325
Total derivative liabilities	784,325	—	—	784,325

Total assets and liabilities measured at fair value	$784,325	$—	$—	$784,325

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	776,623	—	—	776,623
Total derivative liabilities	776,623	—	—	776,623

Total assets and liabilities measured at fair value	$776,623	$—	$—	$776,623

Measurement of Fair Value

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

    The fair value of the Company's Series A Preferred Stock is based on its future cash flows discounted at a 9% yield. The fair value of the Company's note payable is based on its future cash flows discounted at a 5% yield.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Beginning Balance	$776,623	$703,747
Total loss recognized in earnings	7,702	14,323
Ending Balance	$784,325	$718,070

(11) Commitments and Contingencies

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2022, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (12) Series A Redeemable Convertible Preferred Stock the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of March 31, 2022, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

The term of the Sita Agreement expires on July 1, 2023, unless earlier terminated by either party in accordance with the terms therein.

    As described under Note (17) Restructuring Costs, the Company incurred certain restructuring costs in connection with restructuring plans adopted in 2017 and 2019.

In addition, as of March 31, 2022, the Company's liability for uncertain tax positions totaled $123,979. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

(12) Series A Redeemable Convertible Preferred Stock

The Company has 900,000 shares of Series A Preferred Stock outstanding with a par value $0.001 per share and a stated value of $10 per share. Pursuant to the Amended and Restated Certificate of Designations, Preferences and Rights for the Series A Preferred Stock (the "Certificate of Designations"), each share of Series A Preferred Stock can be converted into shares of the Company’s common stock, at an initial conversion price of $102.488 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, (i) at any time at the option of the holder or (ii) by the Company if, following the first anniversary of the issuance of the Series A Preferred Stock (subject to extension under certain circumstances), the volume weighted average trading price per share of the Company’s common stock for sixty (60) consecutive trading days exceeds 250% of the conversion price and continues to exceed 225% of the conversion price through the conversion date, subject at all times to the satisfaction of, and the limitations imposed by, the equity conditions set forth in the Certificate of Designations (including, without limitation, the volume limitations set forth therein).
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
Upon consummation of a fundamental sale transaction, the Series A Preferred Stock will be redeemed at a per share redemption price equal to the greater of (y) 250% of the per share purchase price of the Series A Preferred Stock and (z) the price payable in respect of such share of Series A Preferred Stock if such share of Series A Preferred Stock had been converted into such number of shares of common stock in accordance with the Certificate of Designations (but without giving effect to any limitations or restrictions contained therein) immediately prior to such fundamental sale transaction; provided however that the 250% threshold is changed to 100% if the fundamental sale transaction is approved by the two Series A Directors (as defined in the Certificate of Designations). In addition, if the Company consummates an equity or debt financing that results in more than $5.0 million of net proceeds to the Company and/or its subsidiaries, the holders of Series A Preferred Stock will have the right, but not the obligation, to require the Company to use the net proceeds in excess of $5.0 million to repurchase all or a portion of the Series A Preferred Stock at a per share price equal to the greater of (i) the sum of 100% of the stated value of such share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto, and (ii) the number of shares of common stock into which such share of Series A Preferred Stock is then convertible multiplied by the greater of (y) the closing price of the common stock on the date of announcement of such financing or (z) the closing price of the common stock on the date of consummation of such financing.
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
The holders of our outstanding Series A Preferred Stock have a mandatory redemption right that may be exercised only with the approval of Hale Capital and HCP-FVA. In connection with the June Offering, the effective date of such redemption right was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021.

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

    As of March 31, 2022 and December 31, 2021, the fair value of these derivative instruments was $784,325 and $776,623, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The (income) loss on the change in fair value of these derivative instruments for the three months ended March 31, 2022 and March 31, 2021 of 7,702 and $14,323, respectively, were included in “interest and other expense, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
Beginning Balance	$776,623	$703,747
Total loss recognized in earnings	7,702	14,323
Ending Balance	$784,325	$718,070

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the June Offering, Hale Capital Partners, which was the sole holder of the Series A Preferred Stock, agreed to the Series A mandatory extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the three months ended March 31, 2022 and 2021, respectively.

The Series A Preferred Stock consists of the following:

Total Series A redeemable convertible preferred stock, net at January 1, 2022	$14,384,388
Accrued dividends	300,921
Accretion of preferred stock	14,815
Total Series A redeemable convertible preferred stock, net at March 31, 2022	$14,700,124

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2022 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2022	$(1,881,005)	$20,965	$(1,860,040)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	33,510	—	33,510
Total other comprehensive income (loss)	33,510	—	33,510
Accumulated other comprehensive income (loss) at March 31, 2022	$(1,847,495)	$20,965	$(1,826,530)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2021	$(1,995,680)	$7,719	$(1,987,961)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	86,398	—	86,398
Total other comprehensive income (loss)	86,398	—	86,398
Accumulated other comprehensive income (loss) at March 31, 2021	$(1,909,282)	$7,719	$(1,901,563)

(14) Stockholders' Equity

Stock Repurchase Activity

During the three months ended March 31, 2022 and 2021, the Company did not repurchase any shares of its common stock. As of March 31, 2022, the Company had the authorization to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

Common Stock Offerings

On June 23, 2021, the Company issued and sold an aggregate of 811,750 shares of its common stock in a public offering underwritten by Roth, which included $86,750 shares purchased by Roth pursuant to the partial exercise of its over-allotment option. At a price of $4.10 per share, the Company received net proceeds of approximately $2.7 million after deducting the underwriting discount and offering expenses paid by the Company.

On July 27, 2021 the Company issued and sold an aggregate of 285,000 shares of its common stock in a public offering underwritten by Roth Capital Partners, LLC (“Roth”). At a price of $4.10 per share, the Company received net proceeds of approximately $0.9 million after deducting the underwriting discount and estimated offering expenses paid by the Company.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three months ended March 31, 2022 and 2021, and the location of long-lived assets as of March 31, 2022 and December 31, 2021, are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Revenue:
Americas	$848,308	$1,708,177
Europe, Middle East, Africa and Other	804,994	1,610,856
Asia Pacific	395,805	509,293
Total Revenue	$2,049,107	$3,828,326

	March 31, 2022	December 31, 2021
Long-lived assets:
Americas	$614,477	$858,417
Europe, Middle East, Africa and Other	15,889	18,364
Asia Pacific	222,057	261,148
Total long-lived assets	$852,423	$1,137,929

For the three months ended March 31, 2022, the Company had two customers that accounted for 10% or more of total revenue, respectively. For the three months ended March 31, 2021, the Company had two customers that accounted for 10% or more of total revenue, respectively.

As of March 31, 2022, the Company had three customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2021, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance.

(17) Restructuring Costs

    In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. During the three months ended March 31, 2021, the Company incurred lease disposal-related costs for this property of $0.3 million. The Melville, NY lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. The Company expects the remaining accrued severance-related costs of $132,129 as of March 31, 2022 to be paid once final settlement litigation is completed, which is expected to occur by December 31, 2022.

The following table summarizes the activity during 2021 through March 31, 2022 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at January 1, 2021	$239,444	$75,466	$314,910
Provisions/Additions	—	302,313	302,313
Translation Adjustment	(10,393)	—	(10,393)
Utilized/Paid	—	(357,184)	(357,184)
Balance at March 31, 2021	$229,051	$20,595	$249,646
Provisions/Additions	—	421,737	421,737
Translation Adjustment	2,734	—	2,734
Utilized/Paid	(90,445)	(442,332)	(532,777)
Balance at June 30, 2021	$141,340	$—	$141,340
Translation Adjustment	(3,429)	—	(3,429)
Balance at September 30, 2021	$137,911	$—	$137,911
Translation Adjustment	(3,248)	—	(3,248)
Balance at December 31, 2021	$134,663	$—	$134,663
Provisions/Additions	—	744	744
Translation Adjustment	(2,534)	—	(2,534)
Balance at March 31, 2022	$132,129	$744	$132,873

    The severance and facility related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2017 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

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

OVERVIEW

FalconStor Software, Inc., a Delaware corporation ("we", the "Company" or "FalconStor") is a trusted data protection software leader modernizing disaster recovery and backup operations for the hybrid cloud world. The Company enables enterprise customers and managed service providers to secure, migrate, and protect their data while reducing data storage and long-term retention costs by up to 95%. More than 1,000 organizations and managed service providers worldwide standardize on FalconStor as the foundation for their cloud first data protection future. Our products are offered through and supported by a worldwide network of leading managed service providers (“MSPs”), systems integrators, resellers, and original equipment manufacturers (“OEMs”).

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

Our products are utilized by enterprises and MSPs to address two key areas of enterprise data protection: (i) long-term data retention and recovery, and (ii) data replication to preserve business continuity. Our integration with modern cloud-based data storage environments, such as IBM Cloud, AWS and Microsoft Azure, enables our enterprise customers to significantly reduce costs and improve the portability, security and accessibility of their enterprise data. We believe this accessibility is key in our modern world, where data must be protected and intelligently leveraged to facilitate learning, improve product design and drive competitive advantage. Our products can be used regardless of the underlying hardware, cloud and source-data, which enables our enterprise customers to leverage their existing hardware and software investments.

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

During the first quarter of 2022, we continued to deliver innovation and enhance each of our products. Our StorSafeTM solution is a vital backup long-term archive retention tool in enterprise IT departments’ data protection arsenal and for MSPs that provide data protection as a service to enterprise companies. It enables them to modernize their backup and archive environments, leverage efficient hybrid- and public-cloud storage environments, such as those provided by IBM Cloud, AWS and Microsoft Azure, save operational costs, and improve restore performance for rapid remote disaster recovery.

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

During the first quarter of 2022, our shift to recurring revenue based revenue took a material step forward as we worked to secure a strategic reseller relationship with IBM. Through this strategic reseller relationship, IBM and FalconStor will co-market joint solutions consisting of FalconStor’s VTL/StorSafe software, IBM Cloud Object Storage (“COS”), and IBM Power Virtual Servers (“Power VS”) for efficient application and data migration from on-premises environments to IBM Power VS, and on-going SaaS-based backup and restore within IBM Power VS. While we expect this relationship to provide healthy recurring revenue growth in the future as our joint solutions will be sold on a monthly consumption basis (MRR), our accelerated focus in these types of hybrid cloud relationships, and associated realignment of our sales teams, will continue to contribute to total GAAP revenue fluctuations in the short-term. In fact, GAAP total revenue in the first quarter of 2022 declined 46.5% year-over-year as our accelerated focus on advancing critical hybrid cloud relationships negatively impacted our legacy on-premises revenue. Given the reduction in GAAP Q1 2022 revenue we incurred a net loss of $1.1 million, compared to a net income of $0.4 million in first quarter of 2021, even though we managed operating costs to $2.7 million in the quarter compared to $3.2 million in Q1 2021. Despite the reduction in legacy on-premises revenue during the quarter, our legacy recurring renewal rate was a healthy 86%.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2021.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the three months ended March 31, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change Period to Period
(amounts in dollars)	2022		2021
Revenue:
Product revenue	$594,928	29%	$2,139,729	56%	$(1,544,801)	(72)%
Support and services revenue	1,454,179	71%	1,688,597	44%	(234,418)	(14)%
Total revenue	2,049,107	100%	3,828,326	100%	(1,779,219)	(46)%
Cost of revenue:
Product	20,719	1%	222,834	6%	(202,115)	(91)%
Support and service	394,549	19%	426,173	11%	(31,624)	(7)%
Total cost of revenue	415,268	20%	649,007	17%	(233,739)	(36)%
Gross profit	1,633,839	80%	3,179,319	83%	(1,545,480)	(49)%
Operating expenses:
Research and development costs	705,981	34%	659,940	17%	46,041	7%
Selling and marketing	1,189,846	58%	1,396,640	36%	(206,794)	(15)%
General and administrative	849,939	41%	837,867	22%	12,072	1%
Gain on litigation settlement	—	—%	—	—%	—	—%
Restructuring costs	744	—%	302,313	8%	(301,569)	(100)%
Total operating expenses	2,746,510	134%	3,196,760	84%	(450,250)	(14)%
Operating income (loss)	(1,112,671)	(54)%	(17,441)	—%	(1,095,230)	(6,280)%
Gain on debt extinguishment	—	—%	754,000	20%	(754,000)	(100)%
Interest and other expense	(117,995)	(6)%	(283,648)	(7)%	165,653	58%
Income (loss) before income taxes	(1,230,666)	(60)%	452,911	12%	(1,683,577)	(372)%
Income tax expense (benefit)	(121,260)	(6)%	44,616	1%	(165,876)	(372)%
Net income (loss)	$(1,109,406)	(54)%	$408,295	11%	$(1,517,701)	(372)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	300,921	15%	277,170	7%	23,751	9%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	14,815	1%	197,114	5%	(182,299)	(92)%
Net income (loss) attributable to common stockholders	$(1,425,142)	(70)%	$(65,989)	(2)%	$(1,359,153)	(2,060)%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended March 31, 2022, we recognized revenue of $2.0 million, compared with $3.8 million in the prior year period.

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

For the three months ended March 31, 2022 and 2021, product revenue represented 29% and 56% of our total revenue, respectively. Product revenue of $594,928 for the three months ended March 31, 2022 decreased $1,544,801, or 72%, from $2,139,729 in the prior year period. The decrease in product revenue is due to a delay in orders until the second quarter of 2022.

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

Maintenance and technical support services revenue for the three months ended March 31, 2022 decreased to $1.4 million, compared to $1.6 million in the prior year period. The decrease in maintenance and technical support services revenue is primarily due to a decline in maintenance renewals. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue from the previous year reflects a decline in maintenance renewal revenue as a result of conversion to subscription contracts.

Professional services revenue for the three months ended March 31, 2022 decreased to $5,835, compared to $104,493 in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended March 31, 2022 decreased 36% to $415,268, compared with $649,007 in the prior year period. Total gross profit decreased $1.5 million, or 49%, to $1.6 million for the three months ended March 31, 2022, compared with $3.2 million for the prior year period. Total gross margin decreased to 80% for the three months ended March 31, 2022, compared with 83% for the prior year period. The decrease in our total gross profit, in absolute dollars, was due to decreased revenue. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of hardware and warranty expenses. Cost of product revenue for the three months ended March 31, 2022 decreased to $20,719, compared with $222,834 in the prior year period. Product gross margin for the three months ended March 31, 2022 increased, year over year, to 97% from 90% for the same period in 2021. This decrease in cost of product revenue for the three months ended March 31, 2022 was primarily due to an intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended March 31, 2022 decreased 7% to $394,549, compared with $426,173 in the prior year period. Support and service gross margin decreased slightly to 73% for the three months ended March 31, 2022, compared with 75% for the prior year period. The decrease in the cost of support and service revenue, in absolute dollars, was primarily related to a decrease rental costs and employee bonuses.

Operating Expenses

Our operating expenses for the three months ended March 31, 2022 decreased by $0.5 million to $2.7 million from $3.2 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs increased $46,041, or 7%, to $705,981 for the three months ended March 31, 2022, from $659,940 in the prior year period. The increase in research and development costs was primarily related to an increase in personnel costs.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses declined $0.2 million, or 15%, to $1.2 million for the three months ended March 31, 2022 from $1.4 million in the prior year period. The decrease in selling and marketing expenses was primarily related to reductions in commissions and employee bonuses which were partially offset by an increase in consulting fees.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased slightly by $12,072 to $849,939 for the three months ended March 31, 2022, compared to $837,867 for the prior year period. The increase in general and administrative expenses was due primarily to an increase in professional services which are partially offset by a reduction in employee bonuses.

Restructuring

    In June 2017, the Board of Directors of the Company (the “Board”) approved a comprehensive plan to increase operating performance ("the 2017 Plan"). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. As the lease has terminated in April 2021, there are no further restructuring costs associated with this lease.

Restructuring expense decreased $301,569 for the three months ended March 31, 2022 to $744, compared to a restructuring expense of $302,313 in the prior year period. The decrease in restructuring expense is due to the reduction in lease expenses that were classified as restructuring costs.

Gain on Debt Extinguishment

Gain on debt extinguishment decreased $754,000 for the three months ended March 31, 2022, from $754,000 for the three months ended March 31, 2021. The debt extinguishment during such three months ended March 31, 2021 reflected the forgiveness of the Company’s PPP Paycheck Protection Program loan, which was issued by Peapack Gladstone Bank in an aggregate principal amount of $754,000, and forgiven in full on March 30, 2021.

Interest and Other (Loss) Income, Net

Interest and other expense, net, decreased $165,653 to a loss of $117,995 for the three months ended March 31, 2022, compared with a loss of $283,648 in the prior year period. The decrease in interest and other expense primarily relates to payments made on outstanding debt. The fluctuation in interest and other expense from quarter to quarter also relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (10) Fair Value Measurements to our unaudited condensed consolidated financial statements.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended March 31, 2022 and 2021, the Company recorded income tax benefit of $121,260 and provision of $44,616, respectively, consisting primarily of state and local, and foreign taxes.

    As of March 31, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity and Company Obligations

    Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of March 31, 2022 and December 31, 2021 totaled $3.4 million and $3.2 million, respectively.

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

We are currently a party to the Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021, we entered into the Loan Extension Letter Agreement, which provided for an extension of the maturity date on the portion of the outstanding indebtedness owed to Hale Capital Partners, LP (“Hale Capital”) under the Amended and Restated Loan Agreement to June 30, 2023, which constituted $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the principal amount outstanding, which was owed to other lenders, was repaid in full on June 30, 2021. See Note (9) Notes Payable to our unaudited condensed consolidated financial statements for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements, Hale Capital, HCP-FVA, an affiliated party of Hale Capital, and other affiliates of Hale Capital extended the commencement of the optional redemption date of the Company’s Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") from July 30, 2021 to July 30, 2023. The amendment was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021. If such Series A Preferred Stock was redeemed at March 31, 2022, the Company would have been required to pay the holders of the Series A Preferred Stock $14.8 million. The Company believes its current cash balances, together with anticipated cash flows from operating activities and the extensions of the maturity of its borrowings and preferred stock, will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were available to be issued.

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

Liquidity

As of March 31, 2022, we had a working capital surplus of $0.3 million, which is inclusive of current deferred revenue of $4.0 million, and a stockholders' deficit of $14.3 million. During the three months ended March 31, 2022, the Company had a net loss of $1.1 million and positive cash flow from operations of $0.2 million. The Company's total cash balance at March 31, 2022 was $3.4 million, an increase of $0.2 million compared to December 31, 2021. On June 30, 2021, the Company repaid in full $1.3 million of the $3.5 million principal amount that was outstanding as of June 2, 2021 under the Amended and Restated Loan Agreement.

Based on its projected cash flows from operations, recently completed financing activities, cost cutting measures in place and existing cash on hand, the Company is projecting to have sufficient liquidity and to be cash flow positive through May 11, 2023.

Cash Flow Analysis

Cash flow information is as follows:

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities	214,419	137,659
Investing activities	—	(39,533)
Financing activities	—	—
Effect of exchange rate changes	(13,989)	2,207
Net increase (decrease) in cash and cash equivalents	$200,430	$100,333

Net cash provided by operating activities totaled $0.2 million for the three months ended March 31, 2022, compared with $0.1 million of net cash provided by operating activities in the prior year period. The changes in net cash provided by operating activities for the three months ended March 31, 2022, was primarily due to our net loss, non-cash adjustments to net loss, and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, accounts payable, accrued expenses and other long-term liabilities.

There was no cash used in or provided by investing activities for the three months ended March 31, 2022. Net cash used in investing activities in the prior year period totaled $39,533. Included in investing activities for the three months ended March 31, 2021 are purchases of property and equipment and cash received from security deposits.

There was no cash used in or provided by financing activities for the three months ended March 31, 2022 and the three months ended March 31, 2021.

Total cash and cash equivalents increased $0.2 million to $3.4 million at March 31, 2022 compared to December 31, 2021.

Contractual Obligations

As of March 31, 2022, our significant commitments are related to (i) the Amended and Restated Loan Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

    The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2022:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption (c)	Dividends on Series A Preferred Stock (d)
2022	57,747	—	87,065	—	—	—
2023	38,498	2,176,621	43,532	—	—	—
Other	—	—	—	123,979	9,000,000	7,504,873
Total contractual obligations	$96,245	$2,176,621	$130,597	$123,979	$9,000,000	$7,504,873

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1) Summary of Significant Accounting Policies of our 2021 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2021.

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined in Section 229.10(f)(1) of Regulation S-K.

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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are party to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our 2021 Form 10-K.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – March 31, 2022 and December 31, 2021.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2022 and 2021.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three Months Ended March 31, 2022 and 2021.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three Months Ended March 31, 2022 and 2021.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three and Months Ended March 31, 2022 and 2021.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – March 31, 2022.

104.0	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Vincent Sita
Vincent Sita
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
May 11, 2022	(principal executive officer)