Form 10-Q
period 2022-06-30
FALCONSTOR SOFTWARE INC
filed 2022-08-03
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

The number of shares of common stock outstanding as of July 31, 2022 was 7,111,801.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,808,118	$3,181,209
Accounts receivable, net of allowances	1,552,626	2,855,135
Prepaid expenses and other current assets	1,074,029	1,074,972
Contract assets	401,582	209,936
Inventory	—	7,744
Total current assets	4,836,355	7,328,996
Property and equipment, net	110,265	153,904
Operating lease right-of-use assets, net	70,355	112,405
Deferred tax assets	28,110	30,190
Software development costs, net	67,189	42,695
Other assets	98,774	106,023
Goodwill	4,150,339	4,150,339
Other intangible assets, net	35,350	51,362
Long-term contract assets	449,564	692,712
Total assets	$9,846,301	$12,668,626
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$468,427	$297,033
Accrued expenses	1,107,409	1,099,257
Current portion of lease liabilities	70,355	76,940
Deferred revenue	3,576,161	4,557,317
Total current liabilities	5,222,352	6,030,547
Other long-term liabilities	957,462	950,843
Notes payable, net of debt issuance costs and discounts	2,160,225	2,154,098
Operating lease liabilities, net of current portion	—	35,465
Deferred tax liabilities	500,499	500,499
Deferred revenue, net of current portion	1,456,333	1,578,769
Total liabilities	10,296,871	11,250,221
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $15,129,623 and 14,490,274, respectively	15,074,134	14,384,388
Stockholders' deficit:
Common stock, $0.001 par value, 30,000,000 shares authorized, 7,111,801 shares and 7,082,276 shares issued and outstanding, respectively	7,112	7,082
Additional paid-in capital	111,687,123	112,349,613
Accumulated deficit	(125,503,270)	(123,462,638)
Accumulated other comprehensive loss	(1,715,669)	(1,860,040)
Total stockholders' deficit	(15,524,704)	(12,965,983)
Total liabilities and stockholders' deficit	$9,846,301	$12,668,626
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$962,898	$1,602,005	$1,557,826	$3,741,734
Support and services revenue	1,431,437	1,656,742	2,885,616	3,345,339
Total revenue	2,394,335	3,258,747	4,443,442	7,087,073
Cost of revenue:
Product	24,588	34,781	45,307	257,615
Support and service	373,822	405,960	768,371	832,133
Total cost of revenue	398,410	440,741	813,678	1,089,748
Gross profit	1,995,925	2,818,006	3,629,764	5,997,325
Operating expenses:
Research and development costs	655,524	661,147	1,361,505	1,321,087
Selling and marketing	1,124,498	1,259,735	2,314,344	2,656,375
General and administrative	724,066	658,100	1,574,005	1,495,967
Restructuring costs	—	421,737	744	724,050
Total operating expenses	2,504,088	3,000,719	5,250,598	6,197,479
Operating income (loss)	(508,163)	(182,713)	(1,620,834)	(200,154)
Gain on debt extinguishment	—	—	—	754,000
Interest and other expense	(201,236)	(176,928)	(319,231)	(460,576)
Income (loss) before income taxes	(709,399)	(359,641)	(1,940,065)	93,270
Income tax expense (benefit)	221,827	2,659	100,567	47,275
Net income (loss)	$(931,226)	$(362,300)	$(2,040,632)	$45,995
Less: Accrual of Series A redeemable convertible preferred stock dividends	338,428	282,926	639,349	560,096
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	35,582	75,183	50,397	272,297
Net income (loss) attributable to common stockholders	$(1,305,236)	$(720,409)	$(2,730,378)	$(786,398)
Basic net income (loss) per share attributable to common stockholders	$(0.18)	$(0.12)	$(0.39)	$(0.13)
Diluted net income (loss) per share attributable to common stockholders	$(0.18)	$(0.12)	$(0.39)	$(0.13)
Weighted average basic shares outstanding	7,090,885	6,021,483	7,086,605	5,985,672
Weighted average diluted shares outstanding	7,090,885	6,021,483	7,086,605	5,985,672

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(931,226)	$(362,300)	$(2,040,632)	$45,995
Other comprehensive income (loss), net of applicable taxes
Foreign currency translation	110,861	(4,740)	144,371	81,658
Total other comprehensive income (loss), net of applicable taxes:	110,861	(4,740)	144,371	81,658
Total comprehensive income (loss)	$(820,365)	$(367,040)	$(1,896,261)	$127,653
Less: Accrual of Series A redeemable convertible preferred stock dividends	338,428	282,926	639,349	560,096
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	35,582	75,183	50,397	272,297
Total comprehensive income (loss) attributable to common stockholders	$(1,194,375)	$(725,149)	$(2,586,007)	$(704,740)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2022	7,082,276	$7,082	$112,349,613	$(123,462,638)	$(1,860,040)	$(12,965,983)
Net income (loss)				(1,109,406)		(1,109,406)
Share-based compensation to employees			8,184			8,184
Accretion of Series A redeemable convertible preferred stock			(14,815)			(14,815)
Dividends on Series A redeemable convertible preferred stock			(300,921)			(300,921)
Foreign currency translation					33,510	33,510
Balance at March 31, 2022	7,082,276	$7,082	$112,042,061	$(124,572,044)	$(1,826,530)	$(14,349,431)
Net income (loss)				(931,226)		(931,226)
Share-based compensation to employees			19,102			19,102
Shares issued in connection with vesting of restricted stock	29,525	30	(30)			—
Accretion of Series A redeemable convertible preferred stock			(35,582)			(35,582)
Dividends on Series A redeemable convertible preferred stock			(338,428)			(338,428)
Foreign currency translation					110,861	110,861
Balance at June 30, 2022	7,111,801	$7,112	$111,687,123	$(125,503,270)	$(1,715,669)	$(15,524,704)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2021	5,949,463	5,949	110,107,170	(123,665,970)	(1,987,961)	(15,540,812)
Net income (loss)				408,295		408,295
Share-based compensation to employees			4,471			4,471
Shares issued in connection with vesting of restricted stock			—			—
Accretion of Series A redeemable convertible preferred stock			(197,114)			(197,114)
Dividends on Series A redeemable convertible preferred stock			(277,170)			(277,170)
Foreign currency translation					86,398	86,398
Balance at March 31, 2021	5,949,463	$5,949	$109,637,357	$(123,257,675)	$(1,901,563)	$(15,515,932)
Net income (loss)				(362,300)		(362,300)
Sale of common stock in public offering, net of underwriting discounts and offering costs	811,750	812	2,736,958			2,737,770
Share-based compensation to employees			4,697			4,697
Shares issued in connection with vesting of restricted stock	28,151	28	(28)			—
Accretion of Series A redeemable convertible preferred stock			(75,183)			(75,183)
Dividends on Series A redeemable convertible preferred stock			(282,926)			(282,926)
Foreign currency translation					(4,740)	(4,740)
Balance at June 30, 2021	6,789,364	$6,789	$112,020,875	$(123,619,975)	$(1,906,303)	$(13,498,614)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,040,632)	$45,995
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,528	105,982
Amortization of debt discount on notes payable	6,127	159,791
Amortization of right of use assets	42,050	341,384
Gain on debt extinguishment	—	(754,000)
Share-based payment compensation	27,286	9,168
Recovery of returns and doubtful accounts	(18,740)	—
Deferred income taxes	—	7,139
Changes in operating assets and liabilities:
Accounts receivable	1,309,794	667,748
Prepaid expenses and other current assets	(59,132)	302,404
Contract assets	51,502	38,016
Inventory	7,291	—
Other assets	4,925	(269)
Accounts payable	301,761	102,950
Accrued expenses and other long-term liabilities	106,945	(521,676)
Operating lease liabilities	(42,050)	(468,821)
Deferred revenue	(1,075,349)	(381,096)
Net cash provided by (used in) operating activities	(1,309,694)	(345,285)
Cash flows from investing activities:
Purchases of property and equipment	—	(60,444)
Security deposits	—	739,484
Capitalized software development costs	(35,000)	—
Purchase of intangible assets	(3,078)	(10,436)
Net cash provided by (used in) investing activities	(38,078)	668,604
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts paid	—	3,095,203
Payments of offering costs	—	(265,252)
Payments of short-term debt	—	(1,334,058)
Net cash provided by (used in) financing activities	—	1,495,893
Effect of exchange rate changes on cash and cash equivalents	(25,319)	1,732
Net increase (decrease) in cash and cash equivalents	(1,373,091)	1,820,944
Cash and cash equivalents, beginning of period	3,181,209	1,920,656
Cash and cash equivalents, end of period	$1,808,118	$3,741,600
Supplemental disclosures:
Cash paid for interest	$43,224	$86,860
Non-cash investing and financing activities:
Accrual of deferred offering costs	$—	$92,181
Undistributed Series A redeemable convertible preferred stock dividends	$639,349	$560,096
Accretion of Series A redeemable convertible preferred stock	$50,397	$272,297
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

(b) Liquidity

As of June 30, 2022, the Company had a working capital deficiency of $0.4 million, which is inclusive of current deferred revenue of $3.6 million, and a stockholders' deficit of $15.5 million. During the six months ended June 30, 2022, the Company had net loss of $2.0 million and negative cash flow from operations of $1.3 million. The Company's total cash balance at June 30, 2022 was $1.8 million, a decrease of $1.4 million compared to $3.2 million on December 31, 2021.

The Company’s principal sources of liquidity at June 30, 2022 consisted of cash and future cash anticipated to be generated from operations. The Company generated negative net income and negative cash flows from operations during the six months ended June 30, 2022, and it reported negative working capital as of June 30, 2022.

The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021 (the "June Offering"), we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into a letter agreement with Hale Capital (the "Second Loan Extension Letter Agreement"), that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. See Note (9) Notes Payable for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock, the effective date of the mandatory redemption right of the Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to that certain Amendment No. 1 to the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, dated as of June 24, 2021 (as amended, the “Certificate of Designations”). On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). If such Series A Preferred Stock was redeemed at June 30, 2022, the Company would have been required to pay the holders of the Series A Preferred Stock $15.1 million.

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
To correct the misstatements above, the Company revised its previously issued financial statements as follows:

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
CONSOLIDATED STATEMENT OF OPERATIONS	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Interest and other expense	$(164,312)	$(12,616)	$(176,928)	$(431,007)	$(29,569)	$(460,576)
Income (loss) before income taxes	$(347,025)	$(12,616)	$(359,641)	$122,839	$(29,569)	$93,270
Net income (loss)	$(349,684)	$(12,616)	$(362,300)	$75,564	$(29,569)	$45,995
Net income (loss) attributable to common stockholders	$(707,793)	$(12,616)	$(720,409)	$(756,829)	$(29,569)	$(786,398)
Basic net income (loss) per share attributable to common stockholders	$(0.12)	$—	$(0.12)	$(0.13)	$—	$(0.13)
Diluted net income (loss) per share attributable to common stockholders	$(0.12)	$—	$(0.12)	$(0.13)	$—	$(0.13)

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net income (loss)	$(349,684)	$(12,616)	$(362,300)	$75,564	$(29,569)	$45,995
Total comprehensive income (loss)	$(354,424)	$(12,616)	$(367,040)	$157,222	$(29,569)	$127,653
Total comprehensive income (loss) attributable to common stockholders	$(712,533)	$(12,616)	$(725,149)	$(675,171)	$(29,569)	$(704,740)

	Total Stockholders' Deficit
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT	As Previously Reported	Adjustments	As Revised
Balance at January 1, 2021	$(14,608,186)	$(932,626)	$(15,540,812)
Net income (loss)	$425,248	$(16,953)	$408,295
Balance at March 31, 2021	$(14,566,353)	$(949,579)	$(15,515,932)
Net income (loss)	$(349,684)	$(12,616)	$(362,300)
Balance at June 30, 2021	$(12,536,419)	$(962,195)	$(13,498,614)

	For the Six Months Ended June 30, 2021
CONSOLIDATED STATEMENT OF CASH FLOWS	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income (loss)	$75,564	$(29,569)	$45,995
Changes in operating assets and liabilities:
Accrued expenses and other long-term liabilities	$(551,245)	$29,569	$(521,676)
Net cash provided by (used in) operating activities	$(345,285)	$—	$(345,285)

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
Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2022 operating plans. The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company at June 30, 2022, and the results of its operations for the three and six months ended June 30, 2022 and 2021. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K").

(h)  Recently Issued Accounting Pronouncements

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

    As of June 30, 2022 and December 31, 2021, accounts receivable, net of allowance for doubtful accounts, was $1.6 million and $2.9 million, respectively. As of June 30, 2022 and December 31, 2021, short and long-term contract assets, net of allowance for doubtful accounts, was $0.9 million and $0.9 million, respectively. As of June 30, 2022 and December 31, 2021, allowance for doubtful accounts was $102,172 and $85,816, respectively.

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

    Changes in deferred revenue were as follows:

Six Months Ended June 30, 2022
Balance at January 1, 2021	$7,070,859
Deferral of revenue	13,248,342
Recognition of revenue	(14,180,480)
Change in reserves	(2,635)
Balance at December 31, 2021	$6,136,086
Deferral of revenue	3,338,283
Recognition of revenue	(4,443,442)
Change in reserves	1,567
Balance at June 30, 2022	$5,032,494

    During the three months ended June 30, 2022 and 2021, revenue of $1.3 million and $1.3 million respectively, and the six months ended June 30, 2022 and 2021, revenue of $2.7 million and $2.8 million respectively, was recognized from the deferred revenue balance at the beginning of each period.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $5.0 million as of June 30, 2022, of which the Company expects to recognize approximately 71% of such amount as revenue over the next 12 months and the remainder thereafter.

    Approximately $1.6 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of June 30, 2022. We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

Right of Use Assets and Liabilities

    We have various operating leases for office facilities that are expected to continue through 2023. Below is a summary of our ROU assets and liabilities as of June 30, 2022.

Right of use assets	$70,355
Lease liability obligations, current	70,355
Lease liability obligations, less current portion	—
Total lease liability obligations	$70,355
Weighted-average remaining lease term	1.00
Weighted-average discount rate	3.35%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of lease expense:
Operating lease cost	$37,286	$209,967	$69,380	$624,318
Sublease income	—	(25,105)	—	(100,419)
Net lease cost	$37,286	$184,862	$69,380	$523,899

    During the three months ended June 30, 2022 and 2021, operating cash flows from operating leases were approximately $19,249 and $162,247, respectively. During the six months ended June 30, 2022 and 2021 operating cash flows from operating leases were approximately $38,498 and $517,216, respectively.

Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of June 30, 2022, are as follows:

2022	38,498
2023	38,498
Total minimum lease payments	76,996
Less interest	6,641
Present value of lease liabilities	70,355

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	5,690	9,645	5,690	9,645
Restricted stock	34,576	65,461	34,576	65,461
Series A redeemable convertible preferred stock	147,623	135,691	147,623	135,691
Total anti-dilutive common stock equivalents	187,889	210,797	187,889	210,797

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Gross carrying amount	$15,510,448	$15,544,212
Accumulated depreciation	(15,400,183)	(15,390,308)
Property and Equipment, net	$110,265	$153,904

For the three months ended June 30, 2022 and 2021, depreciation expense was $15,588 and $30,867, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense was $38,932 and $70,632, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Gross carrying amount	$3,015,132	$2,980,132
Accumulated amortization	(2,947,943)	(2,937,437)
Software development costs, net	$67,189	$42,695

During the three months ended June 30, 2022 and 2021, the Company recorded $8,867 and $1,645, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2022 and 2021, the Company recorded $10,506 and $3,284, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,041,216	$4,038,138
Accumulated amortization	(4,005,866)	(3,986,776)
Net carrying amount	$35,350	$51,362

    For the three months ended June 30, 2022 and 2021, amortization expense was $8,554 and $15,984, respectively. For the six months ended June 30, 2022 and 2021, amortization expense was $19,090 and $32,066, respectively.

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

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of June 30, 2022:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,692,797	241,899	1,323,741

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of June 30, 2022:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	2,250
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	3,440

A summary of the Company’s restricted stock activity for the six months ended June 30, 2022 is below. Such restricted stock did not bestow any voting or dispositive power and is not deemed outstanding until they vest.

Number of Restricted Stock Awards
Non-Vested at January 1, 2022	1,513,380
Granted	113,230
Vested	(30,557)
Forfeited	(272,312)
Non-Vested at June 30, 2022	1,323,741

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue - Product	$165	$229	$392	$456
Cost of revenue - support and service	147	183	328	364
Research and development costs	1,900	—	3,779	—
Selling and marketing	9,523	2,883	14,034	5,560
General and administrative	7,367	1,402	8,753	2,788
	$19,102	$4,697	$27,286	$9,168

(8) Income Taxes

    The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the six months ended June 30, 2022, the Company recorded an income tax provision of $100,567. The effective tax rate for the six months ended June 30, 2022 was (5.2%). The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings, foreign withholding taxes and the application of valuation allowances. As of June 30, 2022, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company had not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

For the six months ended June 30, 2021, the Company recorded an income tax provision of $47,275. The effective tax rate for the six months ended June 30, 2021 was 50.7%. The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings and the application of valuation allowances. As of June 30, 2021, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company had not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

The Company’s total unrecognized tax benefits, excluding interest, as of June 30, 2022 and June 30, 2021 were $70,935 and $70,260, respectively. As of June 30, 2022 and June 30, 2021, the Company had $41,933 and $36,575, respectively, of accrued interest reflected in accrued expenses.

(9) Notes Payable

    The notes payable balance consists of the following:

Total notes payable, net at January 1, 2022	$2,154,098
Accretion of discount	2,148
Total notes payable, net at March 31, 2022	$2,156,246
Accretion of discount	$3,979
Total notes payable, net at June 30, 2022	$2,160,225

Senior Secured Debt

The senior secured debt bears interest at prime plus 0.75% and had an original maturity date of June 30, 2021. In connection with the June Offering, we entered into the Loan Extension Letter Agreement on June 2, 2021 which provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The amount extended constituted approximately $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the outstanding principal, which was owed to other lenders, was repaid in full on June 30, 2021. On July 19, 2022, we entered into the "Second Loan Extension Letter Agreement" that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023.

As of June 30, 2022, the Company was in compliance with the financial covenants contained in the Amended and Restated Loan Agreement.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At June 30, 2022, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets.

•Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At June 30, 2022 and December 31, 2021, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At June 30, 2022 and December 31, 2021, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of June 30, 2022 or December 31, 2021.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	796,846	—	—	796,846
Total derivative liabilities	796,846	—	—	796,846

Total assets and liabilities measured at fair value	$796,846	$—	$—	$796,846

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	776,623	—	—	776,623
Total derivative liabilities	776,623	—	—	776,623

Total assets and liabilities measured at fair value	$776,623	$—	$—	$776,623

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

The fair value of the Company's Series A Preferred Stock is based on its future cash flows discounted at a 10% yield. The fair value of the Company's note payable is based on its future cash flows discounted at a 5% yield.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$784,325	$718,070	$776,623	$703,747
Total loss recognized in earnings	12,521	9,993	20,223	24,316
Ending Balance	$796,846	$728,063	$796,846	$728,063

(11) Commitments and Contingencies

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2022, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (12) Series A Redeemable Convertible Preferred Stock the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of June 30, 2022, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

    In connection with Mr. Sita’s appointment as Chief Financial Officer, the Board approved an Independent Contractor Services Agreement with Alucria Consulting, Inc. (“Alucria”), an entity owned by Mr. Sita (the “Sita Agreement”), which was executed on February 11, 2022. The Sita Agreement provides that Alucria is entitled to receive a fee of $20,000 per month. Alucria will also be eligible for an additional payment of up to $60,000 annually, based upon the achievement of goals determined by the Company, to be paid quarterly in accordance with standard Company policies. The agreement also provides that Mr. Sita will is to receive a grant of shares of the Company’s common stock, to be governed by the Company’s 2018 Stock Incentive Plan and subject to specific vesting conditions.

The term of the Sita Agreement expires on July 1, 2023, unless earlier terminated by either party in accordance with the terms therein.

    As described under Note (17) Restructuring Costs, the Company incurred certain restructuring costs in connection with restructuring plans adopted in 2017 and 2019.

In addition, as of June 30, 2022, the Company's liability for uncertain tax positions totaled $112,869. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

(12) Series A Redeemable Convertible Preferred Stock

The Company has 900,000 shares of Series A Preferred Stock outstanding with a par value $0.001 per share and a stated value of $10 per share. Pursuant to the Certificate of Designations, each share of Series A Preferred Stock can be converted into shares of the Company’s common stock, at an initial conversion price of $102.488 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, (i) at any time at the option of the holder or (ii) by the Company if, following the first anniversary of the issuance of the Series A Preferred Stock (subject to extension under certain circumstances), the volume weighted average trading price per share of the Company’s common stock for sixty (60) consecutive trading days exceeds 250% of the conversion price and continues to exceed 225% of the conversion price through the conversion date, subject at all times to the satisfaction of, and the limitations imposed by, the equity conditions set forth in the Certificate of Designations (including, without limitation, the volume limitations set forth therein).
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
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares of common stock upon conversion of the Series A Preferred Stock in accordance with its obligations, the holders may require the Company to redeem all or some of the Series A Preferred Stock at a price per share equal to the greater of (i) the sum of 100% of the stated value of a share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto, and (ii) the product of the number of shares of common stock underlying a share of Series A Preferred Stock (and accrued and unpaid dividends with respect thereto) and the closing price as of the occurrence of the triggering event. On or after December 31, 2023, subject to the approval of HCP-FVA, each holder of Series A Preferred Stock can also require the Company to redeem its Series A Preferred Stock in cash at a per share price equal to 100% of the stated value of a share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto. Notwithstanding the forgoing, no holder of Series A Preferred Stock is permitted to exercise any rights or remedies upon a Breach Event (as defined in the Certificate of Designations) or to exercise any redemption rights under the Certificate of Designations, unless approved by the holders of a majority of the then-outstanding shares of Series A Preferred Stock.
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
The holders of our outstanding Series A Preferred Stock have a mandatory redemption right that may be exercised only with the approval of Hale Capital and HCP-FVA. In connection with the June Offering, the effective date of such redemption right was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations).
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
    As of June 30, 2022 and December 31, 2021, the fair value of these derivative instruments was $796,846 and $776,623, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The (income) loss on the change in fair value of these derivative instruments for the six months ended June 30, 2022 and June 30, 2021 of 12,521 and $9,993, respectively, were included in “interest and other expense, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$784,325	$718,070	$776,623	$703,747
Total loss recognized in earnings	12,521	9,993	20,223	24,316
Ending Balance	$796,846	$728,063	$796,846	$728,063

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the June Offering, Hale Capital Partners, which was the sole holder of the Series A Preferred Stock, agreed to the Series A mandatory extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the three and six months ended June 30, 2022 and 2021, respectively.

The Series A Preferred Stock consists of the following:

Total Series A redeemable convertible preferred stock, net at January 1, 2022	$14,384,388
Accrued dividends	300,921
Accretion of preferred stock	14,815
Total Series A redeemable convertible preferred stock, net at March 31, 2022	$14,700,124
Accrued dividends	$338,428
Accretion of preferred stock	$35,582
Total Series A redeemable convertible preferred stock, net at June 30, 2022	$15,074,134

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2022 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at April 1, 2022	$(1,847,495)	$20,965	$(1,826,530)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	110,861		110,861
Total other comprehensive income (loss)	110,861	—	110,861
Accumulated other comprehensive income (loss) at June 30, 2022	$(1,736,634)	$20,965	$(1,715,669)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at April 1, 2021	$(1,909,282)	$7,719	$(1,901,563)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(4,740)	—	(4,740)
Total other comprehensive income (loss)	(4,740)	—	(4,740)
Accumulated other comprehensive income (loss) at June 30, 2021	$(1,914,022)	$7,719	$(1,906,303)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2022 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2022	$(1,881,005)	$20,965	$(1,860,040)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	144,371	—	144,371
Total other comprehensive income (loss)	144,371	—	144,371
Accumulated other comprehensive income (loss) at June 30, 2022	$(1,736,634)	$20,965	$(1,715,669)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2021	$(1,995,680)	$7,719	$(1,987,961)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	81,658	—	81,658
Total other comprehensive income (loss)	81,658	—	81,658
Accumulated other comprehensive income (loss) at June 30, 2021	$(1,914,022)	$7,719	$(1,906,303)

(14) Stockholders' Equity

Stock Repurchase Activity

During the three and six months ended June 30, 2022 and 2021, the Company did not repurchase any shares of its common stock. As of June 30, 2022, the Company had the authorization to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and six months ended June 30, 2022 and 2021, and the location of long-lived assets as of June 30, 2022 and December 31, 2021, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Americas	$1,222,283	$1,834,411	$2,070,591	$3,542,588
Europe, Middle East, Africa and Other	753,329	941,385	1,558,323	2,552,241
Asia Pacific	418,723	482,951	814,528	992,244
Total Revenue	$2,394,335	$3,258,747	$4,443,442	$7,087,073

	June 30, 2022	December 31, 2021
Long-lived assets:
Americas	$619,629	$858,417
Europe, Middle East, Africa and Other	13,373	18,364
Asia Pacific	191,255	261,148
Total long-lived assets	$824,257	$1,137,929

For the three and six months ended June 30, 2022, the Company had one and one customers that accounted for 10% or more of total revenue, respectively. For the three and six months ended June 30, 2021, the Company had two and three customers that accounted for 10% or more of total revenue, respectively.

As of June 30, 2022, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2021, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance.

(17) Restructuring Costs

    In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. During the six months ended June 30, 2021, the Company incurred lease disposal-related costs for this property of $0.7 million. The Melville, NY lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. The Company expects the remaining accrued severance-related costs of $124,017 as of June 30, 2022 to be paid once final settlement litigation is completed. Such litigation stems from the termination of three employees in France, one of which has been settled, and the remainder of which are expected to settle by December 31, 2022.

The following table summarizes the activity during 2021 through June 30, 2022 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at January 1, 2021	$239,444	$75,466	$314,910
Provisions/Additions	—	302,313	302,313
Translation Adjustment	(10,393)	—	(10,393)
Utilized/Paid	—	(357,184)	(357,184)
Balance at March 31, 2021	$229,051	$20,595	$249,646
Provisions/Additions	—	421,737	421,737
Translation Adjustment	2,734	—	2,734
Utilized/Paid	(90,445)	(442,332)	(532,777)
Balance at June 30, 2021	$141,340	$—	$141,340
Translation Adjustment	(3,429)	—	(3,429)
Balance at September 30, 2021	$137,911	$—	$137,911
Translation Adjustment	(3,248)	—	(3,248)
Balance at December 31, 2021	$134,663	$—	$134,663
Provisions/Additions	—	744	744
Translation Adjustment	(2,534)	—	(2,534)
Balance at March 31, 2022	$132,129	$744	$132,873
Provisions/Additions	$—	$(744)	$(744)
Translation Adjustment	$(8,112)	$—	$(8,112)
Balance at June 30, 2022	$124,017	$—	$124,017

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

Since the beginning of 2020, we have focused our go-to-market efforts on long-term data retention and recovery data protection segment, building on the momentum we generated since 2019. In 2021, we increased our go-to-market investment within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia, and released StorSafeTM, the next generation of our Virtual Tape Library (“VTL”) product family built for MSPs.

During the second quarter of 2022, we continued to deliver innovation and to enhance each of our products. Our StorSafeTM solution is a vital backup long-term archive retention tool in enterprise IT departments’ data protection arsenal and for MSPs that provide data protection as a service to enterprise companies. It enables them to modernize their backup and archive environments, leverage efficient hybrid- and public-cloud storage environments, such as those provided by IBM Cloud, AWS and Microsoft Azure, save operational costs, and improve restore performance for rapid remote disaster recovery.

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

To provide for greater ease of use for all our products, we also made significant enhancements to our central data management console, now called StorSightTM, to interface with each of our products to provide a holistic view of an enterprise’s entire data protection environment – whether on-premises in data centers, in the public cloud, or a hybrid – as well as the key analytics, reports and dashboards our customers need to continuously optimize their operations.

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

Historically, the majority of our software licenses have been sold on a capacity basis and have included a perpetual right to use the licensed capacity. However, we have shifted our focus to an annual recurring revenue model through subscription or term-based licenses, which gives a customer the right to utilize our solutions over a designated period of time. We expect revenue from subscription-based licensing to increase over the next several years.

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

During the second quarter of 2022, our shift to recurring revenue based revenue took a material step forward as we worked to secure a strategic reseller relationship with IBM. Through this strategic reseller relationship, IBM and FalconStor will co-market joint solutions consisting of FalconStor’s VTL/StorSafe software, IBM Cloud Object Storage (“COS”), and IBM Power Virtual Servers (“Power VS”) for efficient application and data migration from on-premises environments to IBM Power VS, and on-going SaaS-based backup and restore within IBM Power VS. While we expect this relationship to provide healthy recurring revenue growth in the future as our joint solutions will be sold on a monthly consumption basis (MRR), our accelerated focus in these types of hybrid cloud relationships, and associated realignment of our sales teams, will continue to contribute to total GAAP revenue fluctuations in the short-term. In fact, GAAP total revenue in the second quarter of 2022 declined 26.5% year-over-year as our accelerated focus on advancing critical hybrid cloud relationships negatively impacted our legacy on-premises revenue. Given the reduction in GAAP Q2 2022 revenues, we incurred a net loss of $0.9 million, compared to a net loss of $0.4 million in the second quarter of 2021, even though we managed operating costs to $2.5 million in the quarter compared to $3.0 million in Q2 2021. Despite our year-over-year GAAP total revenue decline, we believe GAAP total revenue will increase each quarter during 2022. In fact, GAAP total revenue increased to $2.4 million in the second quarter of 2022 compared to $2.0 million in the first quarter of 2022, and we expect sequential quarter-over-quarter GAAP total revenue to continue increasing throughout the balance of 2022.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2021.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the three months ended June 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change Period to Period
(amounts in dollars)	2022		2021
Revenue:
Product revenue	$962,898	40%	$1,602,005	49%	$(639,107)	(40)%
Support and services revenue	1,431,437	60%	1,656,742	51%	(225,305)	(14)%
Total revenue	2,394,335	100%	3,258,747	100%	(864,412)	(27)%
Cost of revenue:
Product	24,588	1%	34,781	1%	(10,193)	(29)%
Support and service	373,822	16%	405,960	12%	(32,138)	(8)%
Total cost of revenue	398,410	17%	440,741	14%	(42,331)	(10)%
Gross profit	1,995,925	83%	2,818,006	86%	(822,081)	(29)%
Operating expenses:
Research and development costs	655,524	27%	661,147	20%	(5,623)	(1)%
Selling and marketing	1,124,498	47%	1,259,735	39%	(135,237)	(11)%
General and administrative	724,066	30%	658,100	20%	65,966	10%
Restructuring costs	—	—%	421,737	13%	(421,737)	(100)%
Total operating expenses	2,504,088	105%	3,000,719	92%	(496,631)	(17)%
Operating income (loss)	(508,163)	(21)%	(182,713)	(6)%	(325,450)	(178)%
Interest and other expense	(201,236)	(8)%	(176,928)	(5)%	(24,308)	(14)%
Income (loss) before income taxes	(709,399)	(30)%	(359,641)	(11)%	(349,758)	(97)%
Income tax expense (benefit)	221,827	9%	2,659	—%	219,168	8,242%
Net income (loss)	$(931,226)	(39)%	$(362,300)	(11)%	$(568,926)	(157)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	338,428	14%	282,926	9%	55,502	20%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	35,582	1%	75,183	2%	(39,601)	(53)%
Net income (loss) attributable to common stockholders	$(1,305,236)	(55)%	$(720,409)	(22)%	$(584,827)	(81)%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended June 30, 2022, we recognized revenue of $2.4 million, compared with $3.3 million in the prior year period.

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

For the three months ended June 30, 2022 and 2021, product revenue represented 40% and 49% of our total revenue, respectively. Product revenue of $962,898 for the three months ended June 30, 2022 decreased $639,107, or 40%, from $1,602,005 in the prior year period. The decrease in product revenue is due to entering into several large multi-year contracts during the second quarter of 2021 that did not repeat in the second quarter of 2022.

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

Maintenance and technical support services revenue for the three months ended June 30, 2022 decreased to $1.4 million, compared to $1.6 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue from the previous year reflects a decline in new contracts and renewals.

There was no professional services revenue for the three months ended June 30, 2022 as compared to $56,486 in the prior year period. Professional services revenue will vary depending on the number of solutions for which customers elect to purchase engineering or professional services to assist with their implementations or other projects. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended June 30, 2022 decreased 10% to $398,410, compared with $440,741 in the prior year period. Total gross profit decreased $0.8 million, or 29%, to $2.0 million for the three months ended June 30, 2022, compared with $2.8 million for the prior year period. Total gross margin decreased to 83% for the three months ended June 30, 2022, compared with 86% for the prior year period. The decrease in our total gross profit, in absolute dollars, was due to decreased revenue. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of hardware and warranty expenses. Cost of product revenue for the three months ended June 30, 2022 decreased to $24,588, compared with $34,781 in the prior year period. This decrease in cost of product revenue for the three months ended June 30, 2022 was primarily due to a continued intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended June 30, 2022 decreased 8% to $373,822, compared with $405,960 in the prior year period. Support and service gross margin decreased slightly to 74% for the three months ended June 30, 2022, compared with 75% for the prior year period. The decrease in the cost of support and service revenue was primarily related to decreased personnel costs as well as lower contractors and consulting fees.

Operating Expenses

Our operating expenses for the three months ended June 30, 2022 decreased by $0.5 million to $2.5 million from $3.0 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased slightly by $5,623, or 1%, to $655,524 for the three months ended June 30, 2022, from $661,147 in the prior year period. The decrease in research and development costs was primarily related to a decrease in personnel costs which were partially offset by an increase in professional and consulting fees.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses declined $135,237, or 11%, to $1.1 million for the three months ended June 30, 2022 from $1.3 million in the prior year period. The decrease in selling and marketing expenses was primarily related to reductions in personnel cost, commissions and promotional costs which were partially offset by an increase in consulting, contractors and professional fees.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased slightly by $65,966 to $724,066 for the three months ended June 30, 2022, compared to $658,100 for the prior year period. The increase in general and administrative expenses was due primarily to an increase in professional fees and contractors which were partially offset by a reduction in personnel costs.

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

Restructuring expense decreased from $421,737 in the prior year to $0 for the three months ended June 30, 2022.

Interest and Other (Loss) Income, Net

Interest and other expense, net, increased $24,308 to a loss of $201,236 for the three months ended June 30, 2022, compared with a loss of $176,928 in the prior year period. The increase in interest and other expense primarily relates to an increase in currency translation loss which has been partially offset by a decrease in interest expense resulting from payments made on outstanding debt. The fluctuation in interest and other expense from quarter to quarter also relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (10) Fair Value Measurements to our unaudited condensed consolidated financial statements.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended June 30, 2022 and 2021, the Company recorded income tax provision of $221,827 and provision of $2,659, respectively, consisting primarily of state and local, and foreign taxes.

    As of June 30, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2021.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the six months ended June 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change Period to Period
(amounts in dollars)	2022		2021
Revenue:
Product revenue	$1,557,826	35%	$3,741,734	53%	$(2,183,908)	(58)%
Support and services revenue	2,885,616	65%	3,345,339	47%	(459,723)	(14)%
Total revenue	4,443,442	100%	7,087,073	100%	(2,643,631)	(37)%
Cost of revenue:
Product	45,307	1%	257,615	4%	(212,308)	(82)%
Support and service	768,371	17%	832,133	12%	(63,762)	(8)%
Total cost of revenue	813,678	18%	1,089,748	15%	(276,070)	(25)%
Gross profit	3,629,764	82%	5,997,325	85%	(2,367,561)	(39)%
Operating expenses:
Research and development costs	1,361,505	31%	1,321,087	19%	40,418	3%
Selling and marketing	2,314,344	52%	2,656,375	37%	(342,031)	(13)%
General and administrative	1,574,005	35%	1,495,967	21%	78,038	5%
Restructuring costs	744	—%	724,050	10%	(723,306)	(100)%
Total operating expenses	5,250,598	118%	6,197,479	87%	(946,881)	(15)%
Operating income (loss)	(1,620,834)	(36)%	(200,154)	(3)%	(1,420,680)	(710)%
Gain on debt extinguishment	—	—%	754,000	11%	(754,000)	(100)%
Interest and other expense	(319,231)	(7)%	(460,576)	(6)%	141,345	31%
Income (loss) before income taxes	(1,940,065)	(44)%	93,270	1%	(2,033,335)	(2,180)%
Income tax expense (benefit)	100,567	2%	47,275	1%	53,292	113%
Net income (loss)	$(2,040,632)	(46)%	$45,995	1%	$(2,086,627)	(4,537)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	639,349	14%	560,096	8%	79,253	14%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	50,397	1%	272,297	4%	(221,900)	(81)%
Net income (loss) attributable to common stockholders	$(2,730,378)	(61)%	$(786,398)	(11)%	$(1,943,980)	(247)%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the six months ended June 30, 2022, we recognized revenue of $4.4 million, compared with $7.1 million in the prior year period.

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

For the six months ended June 30, 2022 and 2021, product revenue represented 35% and 53% of our total revenue, respectively. Product revenue of $1,557,826 for the six months ended June 30, 2022 decreased $2,183,908, or 58%, from $3,741,734 in the prior year period. The decrease in product revenue is due to order delays as well as entering into several large multi-year contracts in the first half of 2021 that did not repeat in the first half of 2022.

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

Maintenance and technical support services revenue for the six months ended June 30, 2022 decreased to $2.9 million, compared to $3.2 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue from the previous year reflects a decline in new contracts and renewals.

Professional services revenue for the six months ended June 30, 2022 decreased to $5,835, compared to $160,979 in the prior year period. Professional services revenue will vary depending on the number of solutions for which customers elect to purchase engineering or professional services to assist with their implementations or other projects. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the six months ended June 30, 2022 decreased 25% to $813,678, compared with $1,089,748 in the prior year period. Total gross profit decreased $2.4 million, or 39%, to $3.6 million for the six months ended June 30, 2022, compared with $6.0 million for the prior year period. Total gross margin decreased to 82% for the six months ended June 30, 2021, compared with 85% for the prior year period. The decrease in our total gross profit was due to decreased revenue. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of hardware and warranty expenses. Cost of product revenue for the six months ended June 30, 2022 decreased to $45,307, compared with $257,615 in the prior year period. Product gross margin for the six months ended June 30, 2022 increased, year over year, to 97% from 93% for the same period in 2021. This decrease in cost of product revenue for the six months ended June 30, 2022 was primarily due to a continued intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the six months ended June 30, 2022 decreased 8% to $768,371, compared with $832,133 in the prior year period. Support and service gross margin decreased slightly to 73% for the six months ended June 30, 2022, compared with 75% for the prior year period. The decrease in the cost of support and service revenue, in absolute dollars, was primarily related to decreased personnel cost and employee bonuses.

Operating Expenses

Our operating expenses for the six months ended June 30, 2022 decreased by $0.9 million to $5.3 million from $6.2 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs increased $40,418, or 3%, to $1,361,505 for the six months ended June 30, 2022, from $1,321,087 in the prior year period. The increase in research and development costs was primarily related to an increase in personnel costs and professional fees which were slightly offset by a decrease in bonus.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses declined $0.3 million, or 13%, to $2.3 million for the six months ended June 30, 2022 from $2.7 million in the prior year period. The decrease in selling and marketing expenses was primarily related to reductions in commissions, personnel costs and employee bonuses which were partially offset by an increase in consulting, contractor and professional fees.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased slightly by $78,038 to $1,574,005 for the six months ended June 30, 2022, compared to $1,495,967 for the prior year period. The increase in general and administrative expenses was due primarily to an increase in professional services and contractors fees which were partially offset by a reduction in personnel costs and employee bonuses.

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

Restructuring expense decreased $723,306 for the six months ended June 30, 2022 to $744, compared to a restructuring expense of $724,050 in the prior year period.

Gain on Debt Extinguishment

Gain on debt extinguishment decreased $754,000 for the six months ended June 30, 2022, from $754,000 for the six months ended June 30, 2021. The debt extinguishment during such six months ended June 30, 2021 reflected the forgiveness of the Company’s PPP Paycheck Protection Program loan, which was issued by Peapack Gladstone Bank in an aggregate principal amount of $754,000, and forgiven in full on March 30, 2021.

Interest and Other (Loss) Income, Net

Interest and other expense, net, decreased $141,345 to a loss of $319,231 for the six months ended June 30, 2022, compared with a loss of $460,576 in the prior year period. The decreased interest and other expense primarily relates to a decrease interest expense as a result of payments made on outstanding debt, which has been partially offset by an increase in currency translation loss. The fluctuation in interest and other expense from quarter to quarter also relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (10) Fair Value Measurements to our unaudited condensed consolidated financial statements.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the six months ended June 30, 2022 and 2021, the Company recorded income tax provision of $100,567 and $47,275, respectively, consisting primarily of state and local, and foreign taxes.

    As of June 30, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity and Company Obligations

    Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of June 30, 2022 and December 31, 2021 totaled $1.8 million and $3.2 million, respectively.

We are currently a party to the Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021, we entered into the Loan Extension Letter Agreement, which provided for an extension of the maturity date on the portion of the outstanding indebtedness owed to Hale Capital Partners, LP (“Hale Capital”) under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into a letter agreement with Hale Capital (the "Second Loan Extension Letter Agreement"), that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. See Note (9) Notes Payable to our unaudited condensed consolidated financial statements for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements, the effective date of the mandatory redemption right of the Company’s Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to that certain Amendment No. 1 to the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, dated as of June 24, 2021 (as amended, the “Certificate of Designations”). On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). If such Series A Preferred Stock was redeemed at June 30, 2022, the Company would have been required to pay the holders of the Series A Preferred Stock $15.1 million.

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

Liquidity

As of June 30, 2022, we had a working capital deficiency of $0.4 million, which is inclusive of current deferred revenue of $3.6 million, and a stockholders' deficit of $15.5 million. During the six months ended June 30, 2022, the Company had a net loss of $2.0 million and negative cash flow from operations of $1.3 million. The Company's total cash balance at June 30, 2022 was $1.8 million, a decrease of $1.4 million compared to December 31, 2021. On June 30, 2021, the Company repaid in full $1.3 million of the $3.5 million principal amount that was outstanding as of June 2, 2021 under the Amended and Restated Loan Agreement.

Based on its projected cash flows from operations, recently completed financing activities, cost cutting measures in place and existing cash on hand, the Company is projecting to have sufficient liquidity and to be cash flow positive through August 3, 2023.

Cash Flow Analysis

Cash flow information is as follows:

	Six Months Ended June 30,
	2022	2021
Cash provided by (used in):
Operating activities	$(1,309,694)	$(345,285)
Investing activities	(38,078)	668,604
Financing activities	—	1,495,893
Effect of exchange rate changes	(25,319)	1,732
Net increase (decrease) in cash and cash equivalents	$(1,373,091)	$1,820,944

Net cash used in operating activities totaled $1.3 million for the six months ended June 30, 2022, compared with $0.3 million of net cash used in operating activities in the prior year period. The change in net cash used in operating activities for the six months ended June 30, 2022 versus the prior year was primarily due to our net loss, a larger decrease in deferred revenue, partially offset with a gain on debt extinguishment and a larger decrease in accounts receivable.

Net cash used in investing activities totaled $38,078 for the six months ended June 30, 2022, compared with $668,604 of net cash provided by investing activities in the prior year period. The change in net cash used in investing activities versus the prior year was primarily due to a decrease in security deposits refunds.

There was no cash used in or provided by financing activities for the six months ended June 30, 2022, compared with net cash provided by financing activities of $1,495,893 in the prior year period. The net cash provided by financing activities in the prior year period included net proceeds from a public offering of our common stock, less offering costs, and payments on our long-term debt.

Total cash and cash equivalents decreased $1.4 million to $1.8 million at June 30, 2022 compared to December 31, 2021.

Contractual Obligations

As of June 30, 2022, our significant commitments are related to (i) the Amended and Restated Loan Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

    The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2022:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption (c)	Dividends on Series A Preferred Stock (d)
2022	$38,498	$—	$43,532	$—	$—	$—
2023	38,498	2,176,621	43,532	—	—	—
Other	—	—	—	112,869	9,000,000	7,807,964
Total contractual obligations	$76,996	$2,176,621	$87,064	$112,869	$9,000,000	$7,807,964

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

(c) Represents our potential liability if the holders of our Series A Preferred Stock redeem their shares for cash. The earliest date in which a redemption could occur as of June 30, 2022 was July 30, 2023. However, on July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). For further information, see Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements.

(d) Our agreements with the holders of the Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. This amount represents our potential liability to pay preferred stock dividends in cash on July 30, 2023, which was the earliest date in which the holders of our Series A Preferred Stock could redeem their shares for cash as of June 30, 2022. However, on July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). For further information, see Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements.

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

Impact of Recently Issued Accounting Pronouncements

See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements.

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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – June 30, 2022 and December 31, 2021.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2022 and 2021.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2022 and 2021.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three and Six Months Ended June 30, 2022 and 2021.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three and Six Months Ended June 30, 2022 and 2021.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – June 30, 2022.

104.0	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Vincent Sita
Vincent Sita
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
August 3, 2022	(principal executive officer)