Form 10-Q
period 2022-09-30
FALCONSTOR SOFTWARE INC
filed 2022-11-09
CIK 922521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23970

FALCONSTOR SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0216135
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 Congress Avenue, Suite 150
Austin, TX	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 777-5188

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 Par Value	FALC	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 31, 2022, the registrant had 7,118,609 shares of common stock, $0.001 par value per share, outstanding.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,666,054	$3,181,209
Accounts receivable, net of allowances	2,288,133	2,855,135
Prepaid expenses and other current assets	885,734	1,074,972
Contract assets	273,945	209,936
Inventory	—	7,744
Total current assets	5,113,866	7,328,996
Property and equipment, net	95,796	153,904
Operating lease right-of-use assets, net	49,626	112,405
Deferred tax assets	26,327	30,190
Software development costs, net	60,123	42,695
Other assets	97,212	106,023
Goodwill	4,150,339	4,150,339
Other intangible assets, net	27,437	51,362
Long-term contract assets	445,017	692,712
Total assets	$10,065,743	$12,668,626
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$450,250	$297,033
Accrued expenses	1,355,927	1,099,257
Current portion of lease liabilities	49,626	76,940
Deferred revenue	3,504,907	4,557,317
Total current liabilities	5,360,710	6,030,547
Other long-term liabilities	954,213	950,843
Notes payable, net of debt issuance costs and discounts	2,164,251	2,154,098
Operating lease liabilities, net of current portion	—	35,465
Deferred tax liabilities	500,499	500,499
Deferred revenue, net of current portion	1,281,279	1,578,769
Total liabilities	10,260,952	11,250,221
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $15,520,639 and $14,490,274, respectively	15,505,173	14,384,388
Stockholders' deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 7,111,801 shares and 7,082,276 shares issued and outstanding, respectively	7,112	7,082
Additional paid-in capital	111,264,069	112,349,613
Accumulated deficit	(125,281,898)	(123,462,638)
Accumulated other comprehensive loss	(1,689,665)	(1,860,040)
Total stockholders' deficit	(15,700,382)	(12,965,983)
Total liabilities and stockholders' deficit	$10,065,743	$12,668,626

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$1,568,110	$1,547,013	$3,125,936	$5,288,747
Support and services revenue	1,491,031	1,736,456	4,376,647	5,081,795
Total revenue	3,059,141	3,283,469	7,502,583	10,370,542
Cost of revenue:
Product	19,711	41,351	65,018	298,966
Support and service	360,393	400,934	1,128,764	1,233,067
Total cost of revenue	380,104	442,285	1,193,782	1,532,033
Gross profit	$2,679,037	$2,841,184	$6,308,801	$8,838,509
Operating expenses:
Research and development costs	581,941	711,273	1,943,446	2,032,360
Selling and marketing	887,967	1,610,635	3,202,311	4,267,010
General and administrative	826,556	633,954	2,400,561	2,129,921
Gain on litigation settlement	—	(632,600)	—	(632,600)
Restructuring costs	—	68,704	744	792,754
Total operating expenses	2,296,464	2,391,966	7,547,062	8,589,445
Operating income (loss)	382,573	449,218	(1,238,261)	249,064
Gain on debt extinguishment	—	—	—	754,000
Interest and other expense	(111,399)	(84,049)	(430,630)	(544,625)
Income (loss) before income taxes	271,174	365,169	(1,668,891)	458,439
Income tax expense (benefit)	49,802	16,529	150,369	63,804
Net income (loss)	$221,372	$348,640	$(1,819,260)	$394,635
Less: Accrual of Series A redeemable convertible preferred stock dividends	391,016	288,802	1,030,365	848,898
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	40,023	13,517	90,420	285,814
Net income (loss) attributable to common stockholders	$(209,667)	$46,321	$(2,940,045)	$(740,077)
Basic net income (loss) per share attributable to common stockholders	$(0.03)	$0.01	$(0.41)	$(0.12)
Diluted net income (loss) per share attributable to common stockholders	$(0.03)	$0.01	$(0.41)	$(0.12)
Weighted average basic shares outstanding	7,111,801	6,990,723	7,095,096	6,324,370
Weighted average diluted shares outstanding	7,111,801	7,039,421	7,095,096	6,324,370

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$221,372	$348,640	$(1,819,260)	$394,635
Other comprehensive income (loss), net of applicable taxes
Foreign currency translation	26,004	11,144	170,375	92,802
Total other comprehensive income (loss), net of applicable taxes:	26,004	11,144	170,375	92,802
Total comprehensive income (loss)	$247,376	$359,784	$(1,648,885)	$487,437
Less: Accrual of Series A redeemable convertible preferred stock dividends	391,016	288,802	1,030,365	848,898
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	40,023	13,517	90,420	285,814
Total comprehensive income (loss) attributable to common stockholders	$(183,663)	$57,465	$(2,769,670)	$(647,275)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2022	7,082,276	$7,082	$112,349,613	$(123,462,638)	$(1,860,040)	$(12,965,983)
Net income (loss)				(1,109,406)		(1,109,406)
Share-based compensation to employees			8,184			8,184
Accretion of Series A redeemable convertible preferred stock			(14,815)			(14,815)
Dividends on Series A redeemable convertible preferred stock			(300,921)			(300,921)
Foreign currency translation					33,510	33,510
Balance at March 31, 2022	7,082,276	7,082	112,042,061	(124,572,044)	(1,826,530)	(14,349,431)
Net income (loss)				(931,226)		(931,226)
Share-based compensation to employees			19,102			19,102
Shares issued in connection with vesting of restricted stock	29,525	30	(30)			—
Accretion of Series A redeemable convertible preferred stock			(35,582)			(35,582)
Dividends on Series A redeemable convertible preferred stock			(338,428)			(338,428)
Foreign currency translation					110,861	110,861
Balance at June 30, 2022	7,111,801	7,112	111,687,123	(125,503,270)	(1,715,669)	(15,524,704)
Net income (loss)				221,372		221,372
Share-based compensation to employees			7,985			7,985
Accretion of Series A redeemable convertible preferred stock			(40,023)			(40,023)
Dividends on Series A redeemable convertible preferred stock			(391,016)			(391,016)
Foreign currency translation					26,004	26,004
Balance at September 30, 2022	7,111,801	7,112	111,264,069	(125,281,898)	(1,689,665)	(15,700,382)

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2021	5,949,463	$5,949	$110,107,170	$(123,665,970)	$(1,987,961)	$(15,540,812)
Net income (loss)				408,295		408,295
Share-based compensation to employees			4,471			4,471
Accretion of Series A redeemable convertible preferred stock			(197,114)			(197,114)
Dividends on Series A redeemable convertible preferred stock			(277,170)			(277,170)
Foreign currency translation					86,398	86,398
Balance at March 31, 2021	5,949,463	5,949	109,637,357	(123,257,675)	(1,901,563)	(15,515,932)
Net income (loss)				(362,300)		(362,300)
Sale of common stock in public offering, net of underwriting discounts and offering costs	811,750	812	2,736,958			2,737,770
Share-based compensation to employees			4,697			4,697
Shares issued in connection with vesting of restricted stock	28,151	28	(28)			—
Accretion of Series A redeemable convertible preferred stock			(75,183)			(75,183)
Dividends on Series A redeemable convertible preferred stock			(282,926)			(282,926)
Foreign currency translation					(4,740)	(4,740)
Balance at June 30, 2021	6,789,364	$6,789	$112,020,875	$(123,619,975)	$(1,906,303)	$(13,498,614)
Net income (loss)				348,640		348,640
Sale of common stock in public offering, net of underwriting discounts and offering costs	285,000	285	948,281			948,566
Share-based compensation to employees			4,916			4,916
Accretion of Series A redeemable convertible preferred stock			(13,517)			(13,517)
Dividends on Series A redeemable convertible preferred stock			(288,802)			(288,802)
Foreign currency translation					11,144	11,144
Balance at September 30, 2021	7,074,364	$7,074	$112,671,753	$(123,271,335)	$(1,895,159)	$(12,487,667)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,819,260)	$394,635
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	94,710	151,468
Amortization of debt discount on notes payable	10,153	163,769
Amortization of right of use assets	62,779	396,034
Gain on debt extinguishment	—	(754,000)
Gain on litigation settlement	—	(632,600)
Share-based payment compensation	35,271	14,084
Recovery of returns and doubtful accounts	2,217	—
Deferred income taxes	—	12,485
Changes in operating assets and liabilities:
Accounts receivable	538,413	541,249
Prepaid expenses and other current assets	106,208	271,443
Contract assets	183,686	236,296
Inventory	7,329	—
Other assets	(2,604)	748,457
Accounts payable	340,818	(53,814)
Accrued expenses and other long-term liabilities	401,087	(614,491)
Operating lease liabilities	(62,779)	(524,263)
Deferred revenue	(1,315,987)	(1,058,641)
Net cash provided by (used in) operating activities	(1,417,959)	(707,889)
Cash flows from investing activities:
Purchases of property and equipment	—	(98,702)
Capitalized software development costs	(35,000)	(10,226)
Purchase of intangible assets	(3,078)	—
Net cash provided by (used in) investing activities	(38,078)	(108,928)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts paid	—	4,181,908
Payments of offering costs	—	(476,143)
Payments of short-term debt	—	(1,334,058)
Net cash provided by (used in) financing activities	—	2,371,707
Effect of exchange rate changes on cash and cash equivalents	(59,118)	(762)
Net increase (decrease) in cash and cash equivalents	(1,515,155)	1,554,128
Cash and cash equivalents, beginning of period	3,181,209	1,920,656
Cash and cash equivalents, end of period	$1,666,054	$3,474,784
Supplemental disclosures:
Cash paid for interest	$64,842	$110,408
Non-cash investing and financing activities:
Accrual of deferred offering costs	$—	$19,429
Undistributed Series A redeemable convertible preferred stock dividends	$1,030,365	$848,898
Accretion of Series A redeemable convertible preferred stock	$90,420	$285,814

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

(a) The Company and Nature of Operations

FalconStor Software, Inc., a Delaware corporation ("we", the "Company" or "FalconStor"), is a trusted data protection leader modernizing disaster recovery and backup for the hybrid cloud world. The Company enables enterprise customers and managed service providers to secure, migrate, and protect their data while reducing data storage and long-term retention costs. More than 1,000 organizations and managed service providers worldwide standardize on FalconStor as the foundation for their cloud first data protection future.

(b) Liquidity

As of September 30, 2022, the Company had a working capital deficiency of $0.2 million, which is inclusive of current deferred revenue of $3.5 million, and a stockholders' deficit of $15.7 million. During the nine months ended September 30, 2022, the Company had net loss of $1.8 million and negative cash flow from operations of $1.4 million. The Company's total cash balance at September 30, 2022 was $1.7 million, a decrease of $1.5 million compared to $3.2 million on December 31, 2021.

The Company’s principal sources of liquidity at September 30, 2022 consisted of cash and future cash anticipated to be generated from operations. The Company generated negative net income and negative cash flows from operations during the nine months ended September 30, 2022, and it reported negative working capital as of September 30, 2022.

The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021 (the "June Offering"), we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into a letter agreement with Hale Capital (the "Second Loan Extension Letter Agreement"), that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. See Note (9) Notes Payable for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock, the effective date of the mandatory redemption right of the Company's Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to that certain Amendment No. 1 to the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, dated as of June 24, 2021 (as amended, the “Certificate of Designations”). On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). If such Series A Preferred Stock was redeemed at September 30, 2022, the Company would have been required to pay the holders of the Series A Preferred Stock $15.5 million.

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

To correct the misstatements above, the Company revised its previously issued financial statements as follows:

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
CONSOLIDATED STATEMENT OF OPERATIONS	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Interest and other expense	$(58,257)	$(25,792)	$(84,049)	$(489,264)	$(55,361)	$(544,625)
Income (loss) before income taxes	$390,961	$(25,792)	$365,169	$513,800	$(55,361)	$458,439
Net income (loss)	$374,432	$(25,792)	$348,640	$449,996	$(55,361)	$394,635
Net income (loss) attributable to common stockholders	$72,113	$(25,792)	$46,321	$(684,716)	$(55,361)	$(740,077)
Basic net income (loss) per share attributable to common stockholders	$0.01	$—	$0.01	$(0.11)	$(0.01)	$(0.12)
Diluted net income (loss) per share attributable to common stockholders	$0.01	$—	$0.01	$(0.11)	$(0.01)	$(0.12)

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net income (loss)	$374,432	$(25,792)	$348,640	$449,996	$(55,361)	$394,635
Total comprehensive income (loss)	$385,576	$(25,792)	$359,784	$542,798	$(55,361)	$487,437
Total comprehensive income (loss) attributable to common stockholders	$83,257	$(25,792)	$57,465	$(591,914)	$(55,361)	$(647,275)

	Total Stockholders' Deficit
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT	As Previously Reported	Adjustments	As Revised
Balance at January 1, 2021	$(14,608,186)	$(932,626)	$(15,540,812)
Net income (loss)	$425,248	$(16,953)	$408,295
Balance at March 31, 2021	$(14,566,353)	$(949,579)	$(15,515,932)
Net income (loss)	$(349,684)	$(12,616)	$(362,300)
Balance at June 30, 2021	$(12,536,419)	$(962,195)	$(13,498,614)
Net income (loss)	$374,432	$(25,792)	$348,640
Balance at September 30, 2021	$(11,499,680)	$(987,987)	$(12,487,667)

	For the Nine Months Ended September 30, 2021
CONSOLIDATED STATEMENT OF CASH FLOWS	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income (loss)	$449,996	$(55,361)	$394,635
Changes in operating assets and liabilities:
Accrued expenses and other long-term liabilities	$(669,852)	$55,361	$(614,491)
Net cash provided by (used in) operating activities	$(707,889)	$—	$(707,889)

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company at September 30, 2022, and the results of its operations for the three and nine months ended September 30, 2022 and 2021. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K").

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

As of September 30, 2022 and December 31, 2021, accounts receivable, net of allowance for doubtful accounts, was $2.3 million and $2.9 million, respectively. As of September 30, 2022 and December 31, 2021, short and long-term contract assets, net of allowance for doubtful accounts, was $0.7 million and $0.9 million, respectively. As of September 30, 2022 and December 31, 2021, allowance for doubtful accounts was $78,859 and $85,816, respectively.

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

Changes in deferred revenue were as follows:

Nine Months Ended September 30, 2022
Balance at January 1, 2021	$7,070,859
Deferral of revenue	13,248,342
Recognition of revenue	(14,180,480)
Change in reserves	(2,635)
Balance at December 31, 2021	$6,136,086
Deferral of revenue	6,147,943
Recognition of revenue	(7,502,583)
Change in reserves	4,740
Balance at September 30, 2022	$4,786,186

During the three months ended September 30, 2022 and 2021, revenue of $1.1 million and $1.0 million respectively, and the nine months ended September 30, 2022, revenue of $3.8 million and $3.9 million respectively, was recognized from the deferred revenue balance at the beginning of each period.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $4.8 million as of September 30, 2022, of which the Company expects to recognize approximately 73% of such amount as revenue over the next 12 months and the remainder thereafter.

Approximately $1.9 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of September 30, 2022. We expect to recognize revenue on approximately 28% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services, and not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with maintenance and support revenue recognized ratably over the contract period, and multi-year, on-premises licenses that are invoiced annually with product revenue recognized upon delivery.

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

Right of Use Assets and Liabilities

We have various operating leases for office facilities that are expected to continue through 2023. Below is a summary of our ROU assets and liabilities as of September 30, 2022.

Right of use assets	$49,626
Lease liability obligations, current	49,626
Lease liability obligations, less current portion	—
Total lease liability obligations	$49,626
Weighted-average remaining lease term	0.75
Weighted-average discount rate	3.35%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of lease expense:
Operating lease cost	$38,420	$88,593	$107,800	$712,911
Sublease income	—	—	—	(100,419)
Net lease cost	$38,420	$88,593	$107,800	$612,492

During the three months ended September 30, 2022 and 2021, operating cash flows from operating leases were approximately $19,249 and $57,541, respectively. During the nine months ended September 30, 2022 and 2021 operating cash flows from operating leases were approximately $57,747 and $574,757, respectively.

Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of September 30, 2022, are as follows:

2022 (remaining)	$19,249
2023	38,498
Total minimum lease payments	$57,747
Less interest	8,121
Present value of lease liabilities	$49,626

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	4,965	9,640	4,965	9,640
Restricted stock	32,768	—	32,768	63,207
Series A redeemable convertible preferred stock	151,439	138,509	151,439	138,509
Total anti-dilutive common stock equivalents	189,172	148,149	189,172	211,356

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021

Gross carrying amount	$15,483,291	$15,544,212
Accumulated depreciation	(15,387,495)	(15,390,308)
Property and Equipment, net	$95,796	$153,904

For the three months ended September 30, 2022 and 2021, depreciation expense was $11,203 and $29,838, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense was $50,135 and $100,470, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021

Gross carrying amount	$3,015,132	$2,980,132
Accumulated amortization	(2,955,009)	(2,937,437)
Software development costs, net	$60,123	$42,695

During the three months ended September 30, 2022 and 2021, the Company recorded $7,066 and $1,649, respectively, of amortization expense related to capitalized software costs. During the nine months ended September 30, 2022 and 2021, the Company recorded $17,572 and $4,933, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,041,216	$4,038,138
Accumulated amortization	(4,013,779)	(3,986,776)
Net carrying amount	$27,437	$51,362

For the three months ended September 30, 2022 and 2021, amortization expense was $7,913 and $13,999, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense was $27,003 and $46,065, respectively.

(7) Share-Based Payment Arrangements

On June 22, 2018, the Company's stockholders adopted the FalconStor Software, Inc. 2018 Incentive Stock Plan (the "2018 Plan"). The 2018 Plan is administered by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”) and initially provided for the issuance of up to 1,471,997 shares of the Company's common stock upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees and directors of, and consultants providing services to, the Company or its affiliates. In June 2021, the Company's stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2018 Plan by 220,800 shares to a total of 1,692,797 shares. Exercise prices of the options are determined by the Compensation Committee, subject to the consent of Hale Capital. The vesting terms are performance based and determined by the Compensation Committee, subject to the consent of Hale Capital, based on various factors, including (i) the return of capital to the holders of the Series A Preferred Stock and the Company’s common stock in the event of a change of control, (ii) the repayment of the Company’s obligations under its senior secured debt, and (iii) the Company’s free cash flow.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of September 30, 2022:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,692,797	241,899	1,316,933

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of September 30, 2022:

Name of Plan	Shares Available for Grant	Shares Outstanding

FalconStor Software, Inc., 2016 Incentive Stock Plan	—	2,250
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	2,715

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2022 is below. Such restricted stock did not bestow any voting or dispositive power and is not deemed outstanding until they vest.

Number of Restricted Stock Awards
Non-Vested at January 1, 2022	1,513,380
Granted	113,230
Vested	(37,365)
Forfeited	(272,312)
Non-Vested at September 30, 2022	1,316,933

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue - Product	$46	$232	$438	$688
Cost of revenue - support and service	82	185	410	549
Research and development costs	1,830	167	5,609	167
Selling and marketing	3,598	2,915	17,632	8,475
General and administrative	2,429	1,417	11,182	4,205
	$7,985	$4,916	$35,271	$14,084

(8) Income Taxes

The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the nine months ended September 30, 2022, the Company recorded an income tax provision of $150,369. The effective tax rate for the nine months ended September 30, 2022 was 9.0%. The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings, foreign withholding taxes and the application of valuation allowances that are applicable with respect to the Company. As of September 30, 2022, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company had not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

For the nine months ended September 30, 2021, the Company recorded an income tax provision of $63,804. The effective tax rate for the nine months ended September 30, 2021 was 13.9%. The effective tax rate differed from the statutory rate of 21% due to the mix of foreign and domestic earnings and the application of valuation allowances. As of September 30, 2021, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company had not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

The Company’s total unrecognized tax benefits, excluding interest, as of September 30, 2022 and September 30, 2021 were $70,935 and $70,260, respectively. As of September 30, 2022 and September 30, 2021, the Company had $42,859 and $36,575, respectively, of accrued interest reflected in accrued expenses.

(9) Notes Payable

The notes payable balance consists of the following:

Total notes payable, net at January 1, 2022	$2,154,098
Accretion of discount	2,148
Total notes payable, net at March 31, 2022	$2,156,246
Accretion of discount	3,979
Total notes payable, net at June 30, 2022	$2,160,225
Accretion of discount	4,026
Total notes payable, net at September 30, 2022	$2,164,251

Senior Secured Debt

The senior secured debt bears interest at prime plus 0.75% and had an original maturity date of June 30, 2021. In connection with the June Offering, we entered into the Loan Extension Letter Agreement on June 2, 2021 which provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The amount extended constituted approximately $2.2 million of the $3.5 million principal amount outstanding as of June 2, 2021. The remaining $1.3 million of the outstanding principal, which was owed to other lenders, was repaid in full on June 30, 2021. On July 19, 2022, we entered into the "Second Loan Extension Letter Agreement" that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. The Company concluded the extension resulted in a debt modification under ASC 470-50, Modifications and Extinguishments, and therefore no gain or loss was required to be recognized. The change is accounted for prospectively using the new effective interest rate of the loan.

As of September 30, 2022, the Company was in compliance with the financial covenants contained in the Amended and Restated Loan Agreement.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At September 30, 2022, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At September 30, 2022 and December 31, 2021, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At September 30, 2022 and December 31, 2021, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of September 30, 2022 or December 31, 2021.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	$795,708	$—	$—	$795,708
Total derivative liabilities	795,708	—	—	795,708

Total assets and liabilities measured at fair value	$795,708	$—	$—	$795,708

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	$776,623	$—	$—	$776,623
Total derivative liabilities	776,623	—	—	776,623

Total assets and liabilities measured at fair value	$776,623	$—	$—	$776,623

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

The fair value of the Company's Series A Preferred Stock is based on its future cash flows discounted at a 11% yield. The fair value of the Company's note payable is based on its future cash flows discounted at a 5% yield.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning Balance	$796,846	$728,063	$776,623	$703,747
Total (gain) loss recognized in earnings	(1,138)	23,166	19,085	47,482
Ending Balance	$795,708	$751,229	$795,708	$751,229

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

(11) Commitments and Contingencies

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and nine months ended September 30, 2022, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company indemnifies its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes on the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. From time to time, in the ordinary course of business, the Company receives claims for indemnification, typically from original equipment manufacturers. The Company is not currently aware of any material claims for indemnification.

As described under Note (12) Series A Redeemable Convertible Preferred Stock the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of September 30, 2022, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

In connection with Mr. Sita’s appointment as Chief Financial Officer, the Board approved an Independent Contractor Services Agreement with Alucria Consulting, Inc. (“Alucria”), an entity owned by Mr. Sita (the “Sita Agreement”), which was executed on February 11, 2022. The Sita Agreement provides that Alucria is entitled to receive a fee of $20,000 per month. Alucria will also be eligible for an additional payment of up to $60,000 annually, based upon the achievement of goals determined by the Company, to be paid quarterly in accordance with standard Company policies. The agreement also provided that Mr. Sita received a grant of shares of the Company’s common stock, to be governed by the Company’s 2018 Stock Incentive Plan and subject to specific vesting conditions.

The term of the Sita Agreement expires on July 1, 2023, unless earlier terminated by either party in accordance with the terms therein.

As described under Note (17) Restructuring Costs, the Company incurred certain restructuring costs in connection with restructuring plans adopted in 2017 and 2019.

In addition, as of September 30, 2022, the Company's liability for uncertain tax positions totaled $113,788. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

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

The holders of our outstanding Series A Preferred Stock have a mandatory redemption right that may be exercised only with the approval of Hale Capital and HCP-FVA. In connection with the June Offering, the effective date of such redemption right was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). The Company concluded the extension resulted in a debt modification under ASC 470-50, Modifications and Extinguishments, and therefore no gain or loss was required to be recognized. The change is accounted for prospectively using the new effective interest rate of the preferred stock.

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

As of September 30, 2022 and December 31, 2021, the fair value of these derivative instruments was $795,708 and $776,623, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets.

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the June Offering, Hale Capital Partners, which was the sole holder of the Series A Preferred Stock, agreed to the extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the three and nine months ended September 30, 2022 and 2021, respectively.

The Series A Preferred Stock consists of the following:

Total Series A redeemable convertible preferred stock, net at January 1, 2022	$14,384,388
Accrued dividends	300,921
Accretion of preferred stock	14,815
Total Series A redeemable convertible preferred stock, net at March 31, 2022	$14,700,124
Accrued dividends	338,428
Accretion of preferred stock	35,582
Total Series A redeemable convertible preferred stock, net at June 30, 2022	$15,074,134
Accrued dividends	391,016
Accretion of preferred stock	40,023
Total Series A redeemable convertible preferred stock, net at September 30, 2022	$15,505,173

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended September 30, 2022 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at July 1, 2022	$(1,736,634)	$20,965	$(1,715,669)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	26,004	-	26,004
Total other comprehensive income (loss)	26,004	-	26,004
Accumulated other comprehensive income (loss) at September 30, 2022	$(1,710,630)	$20,965	$(1,689,665)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended September 30, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at July 1, 2021	$(1,914,022)	$7,719	$(1,906,303)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	11,144	—	11,144
Total other comprehensive income (loss)	11,144	—	11,144
Accumulated other comprehensive income (loss) at September 30, 2021	$(1,902,878)	$7,719	$(1,895,159)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the nine months ended September 30, 2022 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2022	$(1,881,005)	$20,965	$(1,860,040)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	170,375	-	170,375
Total other comprehensive income (loss)	170,375	-	170,375
Accumulated other comprehensive income (loss) at September 30, 2022	$(1,710,630)	$20,965	$(1,689,665)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the nine months ended September 30, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2021	$(1,995,680)	$7,719	$(1,987,961)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	92,802	—	92,802
Total other comprehensive income (loss)	92,802	—	92,802
Accumulated other comprehensive income (loss) at September 30, 2021	$(1,902,878)	$7,719	$(1,895,159)

(14) Stockholders' Equity

Stock Repurchase Activity

During the three and nine months ended September 30, 2022 and 2021, the Company did not repurchase any shares of its common stock. As of September 30, 2022, the Company had the authorization to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

Common Stock Offerings

On June 23, 2021, the Company issued and sold an aggregate of 811,750 shares of its common stock in a public offering underwritten by Roth Capital Partners, LLC (“Roth”), which included $86,750 shares purchased by Roth pursuant to the partial exercise of its over-allotment option. At a price of $4.10 per share, the Company received net proceeds of approximately $2.7 million after deducting the underwriting discount and offering expenses paid by the Company.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2022 and 2021, and the location of long-lived assets as of September 30, 2022 and December 31, 2021, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Americas	$1,411,667	$880,010	$3,482,258	$4,422,598
Europe, Middle East, Africa and Other	896,265	1,265,526	2,454,588	3,817,767
Asia Pacific	751,209	1,137,933	1,565,737	2,130,177
Total Revenue	$3,059,141	$3,283,469	$7,502,583	$10,370,542

	September 30, 2022	December 31, 2021
Long-lived assets:
Americas	$603,366	$858,417
Asia Pacific	158,267	261,148
Europe, Middle East, Africa and Other	12,468	18,364
Total long-lived assets	$774,101	$1,137,929

For the three and nine months ended September 30, 2022, the Company had one and one customers that accounted for 10% or more of total revenue, respectively. For the three and nine months ended September 30, 2021, the Company had two customers that accounted for 10% or more of total revenue, respectively.

As of September 30, 2022, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2021, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance.

(17) Restructuring Costs

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. During the six months ended June 30, 2021, the Company incurred lease disposal-related costs for this property of $0.7 million. The Melville, NY lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. The Company expects the remaining accrued severance-related costs of $116,499 as of September 30, 2022 to be paid once final settlement litigation is completed. Such litigation stems from the termination of three employees in France, one of which has been settled, and the remainder of which are expected to settle by December 31, 2022.

The following table summarizes the activity during 2021 through September 30, 2022 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at January 1, 2021	$239,444	$75,466	$314,910
Provisions/Additions	—	302,313	302,313
Translation Adjustment	(10,393)	—	(10,393)
Utilized/Paid	—	(357,184)	(357,184)
Balance at March 31, 2021	$229,051	$20,595	$249,646
Provisions/Additions	—	421,737	421,737
Translation Adjustment	2,734	—	2,734
Utilized/Paid	(90,445)	(442,332)	(532,777)
Balance at June 30, 2021	$141,340	$—	$141,340
Translation Adjustment	(3,429)	—	(3,429)
Balance at September 30, 2021	$137,911	$—	$137,911
Translation Adjustment	(3,248)	—	(3,248)
Balance at December 31, 2021	$134,663	$—	$134,663
Provisions/Additions	—	744	744
Translation Adjustment	(2,534)	—	(2,534)
Balance at March 31, 2022	$132,129	$744	$132,873
Provisions/Additions	—	(744)	(744)
Translation Adjustment	(8,112)	—	(8,112)
Balance at June 30, 2022	$124,017	$—	$124,017
Translation Adjustment	(7,518)	—	(7,518)
Balance at September 30, 2022	$116,499	$—	$116,499

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

Our products are utilized by enterprises and MSPs to address two key areas of enterprise data protection: (i) long-term data retention and recovery, and (ii) data replication to preserve business continuity. Our integration with modern cloud-based data storage environments, such as IBM PowerVS Cloud, AWS and Microsoft Azure, enables our enterprise customers to significantly reduce costs and improve the portability, security and accessibility of their enterprise data. We believe this accessibility is key in our modern world, where data must be protected and intelligently leveraged to facilitate learning, improve product design and drive competitive advantage. Our products can be used regardless of the underlying hardware, cloud and source-data, which enables our enterprise customers to leverage their existing hardware and software investments.

Since the beginning of 2020, we have focused our go-to-market efforts on long-term data retention and recovery data protection segments, building on the momentum we generated since 2019. In 2021, we increased our go-to-market investment within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia, and released StorSafeTM, the next generation of our Virtual Tape Library (“VTL”) product family built for MSPs.

During the third quarter of 2022, we continued to deliver innovation and to enhance each of our products. Our StorSafeTM solution is a vital backup long-term archive retention tool in enterprise IT departments’ data protection arsenal and for MSPs that provide data protection as a service to enterprise companies. It enables them to modernize their backup and archive environments, leverage efficient hybrid- and public-cloud storage environments, such as those provided by IBM PowerVS Cloud, AWS and Microsoft Azure, save operational costs, and improve restore performance for rapid remote disaster recovery.

Through StorSafeTM, we are making progress expanding our technology to deliver an enterprise-class, highly flexible and efficient backup and long-term data storage optimization solution for the hybrid cloud world.

Beyond our long-term retention and reinstatement products, our StorGuardTM business continuity driven data replication solution gives our customers the ability to move workloads to the right destination, on-premises or in the cloud, with advanced insight. This solution is designed for MSPs and enterprise organizations with complex, heterogeneous IT environments and the full spectrum of data management use cases, including but not limited to large enterprises, universities, health care entities and governmental institutions. StorGuardTM is a modern, comprehensive and easy-to-use software solution that enables IT professionals to have complete insight into and control over their organization’s data.

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

During the third quarter of 2022, our shift to recurring revenue based revenue took a material step forward as we continued to expand our strategic reseller relationship with IBM. Through this strategic reseller relationship, IBM and FalconStor co-market joint solutions consisting of FalconStor’s VTL/StorSafe software, IBM Cloud Object Storage (“COS”), and IBM Power Virtual Servers (“PowerVS”) for efficient application and data migration from on-premises environments to IBM PowerVS Cloud, and on-going SaaS-based backup and restore within IBM PowerVS Cloud. While we expect this relationship to provide healthy recurring revenue growth in the future as our joint solutions will be sold on a monthly consumption basis (MRR), our accelerated focus in these types of hybrid cloud relationships, and associated realignment of our sales teams, will continue to contribute to total GAAP revenue fluctuations in the short-term. In fact, GAAP total revenue in the third quarter of 2022 declined 6.8% year-over-year. Given the reduction in GAAP Q3 2022 revenues, we delivered a net income of $221,372, compared to a net income of $348,640 in the third quarter of 2021, even though we managed operating costs to $2,296,464 in the quarter compared to $2,391,966 in Q3 2021. Despite our year-over-year GAAP total revenue decline, we believe GAAP total revenue will continue to increase each quarter during 2022. In fact, GAAP total revenue increased to $3,059,141 in the third quarter of 2022 compared to $2,394,335 and $2,049,107 in the second and first quarters of 2022, respectively, and we expect sequential quarter-over-quarter GAAP total revenue to continue increasing throughout the balance of 2022.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2021.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the three months ended September 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change
(amounts in dollars)	2022		2021		Period to Period
Revenue:
Product revenue	$1,568,110	51%	$1,547,013	47%	$21,097	1%
Support and services revenue	1,491,031	49%	1,736,456	53%	(245,425)	(14)%
Total revenue	3,059,141	100%	3,283,469	100%	(224,328)	(7)%
Cost of revenue:
Product	19,711	1%	41,351	1%	(21,640)	(52)%
Support and service	360,393	12%	400,934	12%	(40,541)	(10)%
Total cost of revenue	380,104	12%	442,285	13%	(62,181)	(14)%
Gross profit	2,679,037	88%	2,841,184	87%	(162,147)	(6)%
Operating expenses:
Research and development costs	581,941	19%	711,273	22%	(129,332)	(18)%
Selling and marketing	887,967	29%	1,610,635	49%	(722,668)	(45)%
General and administrative	826,556	27%	633,954	19%	192,602	30%
Gain on litigation settlement	—	—%	(632,600)	(19)%	632,600	(100)%
Restructuring costs	—	—%	68,704	2%	(68,704)	(100)%
Total operating expenses	2,296,464	75%	2,391,966	73%	(95,502)	(4)%
Operating income (loss)	382,573	13%	449,218	14%	(66,645)	(15)%
Gain on debt extinguishment	—	—%	—	—%	—	—%
Interest and other expense	(111,399)	(4)%	(84,049)	(3)%	(27,350)	(33)%
Income (loss) before income taxes	271,174	9%	365,169	11%	(93,995)	(26)%
Income tax expense (benefit)	49,802	2%	16,529	1%	33,273	201%
Net income (loss)	$221,372	7%	$348,640	11%	$(127,268)	(37)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	391,016	13%	288,802	9%	102,214	35%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	40,023	1%	13,517	0%	26,506	196%
Net income (loss) attributable to common stockholders	$(209,667)	(7)%	$46,321	1%	$(255,988)	(553)%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended September 30, 2022, we recognized revenue of $3,059,141, compared with $3,283,469 in the prior year period.

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

For the three months ended September 30, 2022 and 2021, product revenue represented 51% and 47% of our total revenue, respectively. Product revenue of $1,568,110 for the three months ended September 30, 2022 increased slightly by $21,097, or 1%, from $1,547,013 in the prior year period. Product revenue during the three months ended September 30, 2022 was comparable to product revenue for the same quarter in the prior year period.

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

Maintenance and technical support services revenue for the three months ended September 30, 2022 decreased by $152,278 to $1,489,635, compared to $1,641,913 in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue from the previous year reflects a decline in new contracts and renewals.

We received $1,396 in professional services revenue for the three months ended September 30, 2022 as compared to $94,543 in the prior year period. Professional services revenue will vary depending on the number of solutions for which customers elect to purchase engineering or professional services to assist with their implementations or other projects. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended September 30, 2022 decreased 14% to $380,104, compared with $442,285 in the prior year period. Total gross profit decreased $162,147, or 6%, to $2,679,037 for the three months ended September 30, 2022, compared with $2,841,184 for the prior year period. Total gross margin decreased to 88% for the three months ended September 30, 2022, compared with 87% for the prior year period. The decrease in our total gross profit, in absolute dollars, was due to decreased revenue.

Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of hardware and warranty expenses. Cost of product revenue for the three months ended September 30, 2022 decreased to $19,711, compared with $41,351 in the prior year period. This decrease in cost of product revenue for the three months ended September 30, 2022 was primarily due to a continued intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended September 30, 2022 decreased 10% to $360,393, compared with $400,934 in the prior year period. Support and service gross margin decreased slightly to 76 % for the three months ended September 30, 2022, compared with 77 % for the prior year period. The decrease in the cost of support and service revenue was primarily related to decreased contractors and consulting fees.

Operating Expenses

Our operating expenses for the three months ended September 30, 2022 decreased by $95,502 to $2,296,464 from $2,391,966, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased by $129,332, or 18%, to $581,941 for the three months ended September 30, 2022, from $711,273 in the prior year period. The decrease in research and development costs was primarily related to a decrease in personnel costs.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses declined $722,668, or 45%, to $887,967 for the three months ended September 30, 2022 from $1,610,635 in the prior year period. The decrease in selling and marketing expenses was primarily related to reductions in personnel cost, commissions, promotional costs, consulting, contractors and professional fees.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased slightly by $192,602 to $826,556 for the three months ended September 30, 2022, compared to $0.6 million for the prior year period. The increase in general and administrative expenses was due primarily to an increase in professional fees and contractors which were partially offset by a reduction in personnel costs.

Gain on Litigation Settlement

During the three months ended September 30, 2021, we recorded a gain of $632,600 million for a legal settlement of a contractual dispute with a marketing/sales firm.

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

There was no restructuring expense in the three months ended September 30, 2022, a decrease of $68,704 from the prior year.

Interest and Other (Loss) Income, Net

Interest and other expense, net, increased $27,350 to a loss of $111,399 for the three months ended September 30, 2022, compared with a loss of $84,049 in the prior year period. The increase in interest and other expense primarily relates to an increase in currency translation loss. The fluctuation in interest and other expense from quarter to quarter also relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (10) Fair Value Measurements to our unaudited condensed consolidated financial statements.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended September 30, 2022 and 2021, the Company recorded income tax provision of $49,802 and provision of $16,529, respectively, consisting primarily of state and local, and foreign taxes.

As of September 30, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2021.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the nine months ended September 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change Period to Period
(amounts in dollars)	2022		2021
Revenue:
Product revenue	$3,125,936	42%	$5,288,747	51%	$(2,162,811)	(41)%
Support and services revenue	4,376,647	58%	5,081,795	49%	(705,148)	(14)%
Total revenue	7,502,583	100%	10,370,542	100%	(2,867,959)	(28)%
Cost of revenue:
Product	65,018	1%	298,966	3%	(233,948)	(78)%
Support and service	1,128,764	15%	1,233,067	12%	(104,303)	(8)%
Total cost of revenue	1,193,782	16%	1,532,033	15%	(338,251)	(22)%
Gross profit	6,308,801	84%	8,838,509	85%	(2,529,708)	(29)%
Operating expenses:
Research and development costs	1,943,446	26%	2,032,360	20%	(88,914)	(4)%
Selling and marketing	3,202,311	43%	4,267,010	41%	(1,064,699)	(25)%
General and administrative	2,400,561	32%	2,129,921	21%	270,640	13%
Gain on litigation settlement	—	—%	(632,600)	(6)%	632,600	(100)%
Restructuring costs	744	0%	792,754	8%	(792,010)	(100)%
Total operating expenses	7,547,062	101%	8,589,445	83%	(1,042,383)	(12)%
Operating income (loss)	(1,238,261)	(17)%	249,064	2%	(1,487,325)	(597)%
Gain on debt extinguishment	—	—%	754,000	7%	(754,000)	(100)%
Interest and other expense	(430,630)	(6)%	(544,625)	(5)%	113,995	21%
Income (loss) before income taxes	(1,668,891)	(22)%	458,439	4%	(2,127,330)	(464)%
Income tax expense (benefit)	150,369	2%	63,804	1%	86,565	136%
Net income (loss)	$(1,819,260)	(24)%	$394,635	4%	$(2,213,895)	(561)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,030,365	14%	848,898	8%	181,467	21%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	90,420	1%	285,814	3%	(195,394)	(68)%
Net income (loss) attributable to common stockholders	$(2,940,045)	(39)%	$(740,077)	(7)%	$(2,199,968)	(297)%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the nine months ended September 30, 2022, we recognized revenue of $7.5 million, compared with $10.4 million in the prior year period.

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

For the nine months ended September 30, 2022 and 2021, product revenue represented 42% and 51% of our total revenue, respectively. Product revenue of $3,125,936 for the nine months ended September 30, 2022 decreased $2,162,811, or 41%, from $5,288,747 in the prior year period. The decrease in product revenue is due to order delays as well as entering into several large multi-year contracts in the first nine months of 2021 that did not repeat in the first half of 2022.

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

Maintenance and technical support services revenue for the nine months ended September 30, 2022 decreased $456,857 to $4,369,416, compared to $4,826,273 in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue from the previous year reflects a decline in new contracts and renewals.

Professional services revenue for the nine months ended September 30, 2022 decreased to $7,231, compared to $255,522 in the prior year period. Professional services revenue will vary depending on the number of solutions for which customers elect to purchase engineering or professional services to assist with their implementations or other projects. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the nine months ended September 30, 2022 decreased 22% to $1,193,782, compared with $1,532,033 in the prior year period. Total gross profit decreased $2.5 million, or 28.6%, to $6.3 million for the nine months ended September 30, 2022, compared with $8.8 million for the prior year period. Total gross margin decreased slightly to 84% for the nine months ended September 30, 2022, compared with 85% for the prior year period. The decrease in our total gross profit was due to decreased revenue. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of hardware and warranty expenses. Cost of product revenue for the nine months ended September 30, 2022 decreased to $65,018, compared with $298,966 in the prior year period. Product gross margin for the nine months ended September 30, 2022 increased, year over year, to 98 % from 94 % for the same period in 2021. This decrease in cost of product revenue for the nine months ended September 30, 2022 was primarily due to a continued intentional shift away from hardware sales in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the nine months ended September 30, 2022 decreased 8% to $1,128,764, compared with $1,233,067 in the prior year period. Support and service gross margin decreased slightly to 74% for the nine months ended September 30, 2022, compared with 76% for the prior year period. The decrease in the cost of support and service revenue, in absolute dollars, was primarily related to decreased personnel cost and employee bonuses.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2022 decreased by $1.0 million to $7.5 million from $8.6 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $88,914, or 4%, to $1,943,446 for the nine months ended September 30, 2022, from $2,032,360 in the prior year period. The decrease in research and development costs was primarily related to a decrease in personnel costs and bonuses.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses declined $1.1 million, or 25%, to $3.2 million for the nine months ended September 30, 2022 from $4.3 million in the prior year period. The decrease in selling and marketing expenses was primarily related to reductions in commissions, personnel costs, employee bonuses and promotional costs.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased by $270,640 to $2,400,561 for the nine months ended September 30, 2022, compared to $2,129,921 for the prior year period. The increase in general and administrative expenses was due primarily to an increase in professional fees and contractors which were partially offset by a reduction in personnel costs.

Gain on Litigation Settlement

During the nine months ended September 30, 2021, we recorded a gain of $632,600 million for a legal settlement of a contractual dispute with a marketing/sales firm.

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

Restructuring expense decreased $792,010 for the nine months ended September 30, 2022 to $744, compared to a restructuring expense of $792,754 in the prior year period.

Gain on Debt Extinguishment

Gain on debt extinguishment decreased $754,000 for the nine months ended September 30, 2022, from $754,000 for the nine months ended September 30, 2021. The debt extinguishment during such nine months ended September 30, 2021 reflected the forgiveness of the Company’s PPP Paycheck Protection Program loan, which was issued by Peapack Gladstone Bank in an aggregate principal amount of $754,000, and forgiven in full on March 30, 2021.

Interest and Other (Loss) Income, Net

Interest and other expense, net, decreased $113,995 to a loss of $430,630 for the nine months ended September 30, 2022, compared with a loss of $544,625 in the prior year period. The decreased interest and other expense primarily relates to a decrease interest expense as a result of payments made on outstanding debt, which has been partially offset by an increase in currency translation loss. The fluctuation in interest and other expense from quarter to quarter also relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (10) Fair Value Measurements to our unaudited condensed consolidated financial statements.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the nine months ended September 30, 2022 and 2021, the Company recorded income tax provision of $150,369 and $63,804, respectively, consisting primarily of state and local, and foreign taxes.

As of September 30, 2022, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity and Company Obligations

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of September 30, 2022 and December 31, 2021 totaled $1.7 million and $3.2 million, respectively.

We are currently a party to the Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021, we entered into the Loan Extension Letter Agreement, which provided for an extension of the maturity date on the portion of the outstanding indebtedness owed to Hale Capital Partners, LP (“Hale Capital”) under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into a letter agreement with Hale Capital (the "Second Loan Extension Letter Agreement"), that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. See Note (9) Notes Payable to our unaudited condensed consolidated financial statements for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements, the effective date of the mandatory redemption right of the Company’s Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to that certain Amendment No. 1 to the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, dated as of June 24, 2021 (as amended, the “Certificate of Designations”). On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). If such Series A Preferred Stock was redeemed at September 30, 2022, the Company would have been required to pay the holders of the Series A Preferred Stock $15.5 million.

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

Liquidity

As of September 30, 2022, we had a working capital deficiency of $0.2 million, which is inclusive of current deferred revenue of $3.5 million, and a stockholders' deficit of $15.7 million. During the nine months ended September 30, 2022, the Company had a net loss of $1.8 million and negative cash flow from operations of $1.4 million. The Company's total cash balance at September 30, 2022 was $1.7 million, a decrease of $1.5 million compared to December 31, 2021. On June 30, 2021, the Company repaid in full $1.3 million of the $3.5 million principal amount that was outstanding as of June 2, 2021 under the Amended and Restated Loan Agreement.

Although there can be no assurance, based on its projected cash flows from operations, recently completed financing activities, cost cutting measures in place and existing cash on hand, the Company is projecting to have sufficient liquidity and to be cash flow positive through the next 12 months.

Cash Flow Analysis

Cash flow information is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$(1,417,959)	$(707,889)
Investing activities	(38,078)	(108,928)
Financing activities	—	2,371,707
Effect of exchange rate changes	(59,118)	(762)
Net increase (decrease) in cash and cash equivalents	$(1,515,155)	$1,554,128

Net cash used in operating activities totaled $1.4 million for the nine months ended September 30, 2022, compared with $0.7 million of net cash used in operating activities in the prior year period. The change in net cash used in operating activities for the nine months ended September 30, 2022 versus the prior year was primarily due to our net loss, a larger decrease in deferred revenue, partially offset with a gain on debt extinguishment and a larger decrease in accounts receivable.

Net cash used in investing activities totaled $38,078 for the nine months ended September 30, 2022, compared with $108,928 of net cash used in investing activities in the prior year period. The change in net cash used in investing activities versus the prior year was primarily due to a decrease in security deposits refunds.

There was no cash used in or provided by financing activities for the nine months ended September 30, 2022, compared with net cash provided by financing activities of $2,371,707 in the prior year period. The net cash provided by financing activities in the prior year period included net proceeds from a public offering of our common stock, less offering costs, and payments on our long-term debt.

Total cash and cash equivalents decreased $1.5 million to $1.7 million at September 30, 2022 compared to December 31, 2021.

Contractual Obligations

As of September 30, 2022, our significant commitments are related to (i) the Amended and Restated Loan Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2022:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption (c)	Dividends on Series A Preferred Stock (d)
2022	$19,249	$—	$21,766	$—	$—	$—
2023	38,498	2,176,621	87,065	—	—	—
Other	—	—	—	113,788	9,000,000	8,852,447
Total contractual obligations	$57,747	$2,176,621	$108,831	$113,788	$9,000,000	$8,852,447

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

(c) Represents our potential liability if the holders of our Series A Preferred Stock redeem their shares for cash. The earliest date in which a redemption could occur as of September 30, 2022 was July 30, 2023. However, on July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). For further information, see Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements.

(d) Our agreements with the holders of the Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. This amount represents our potential liability to pay preferred stock dividends in cash on July 30, 2023, which was the earliest date in which the holders of our Series A Preferred Stock could redeem their shares for cash as of September 30, 2022. However, on July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). For further information, see Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements.

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

The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer and principal accounting officer) have evaluated the effectiveness of its “disclosure controls and procedures” and concluded that such disclosure controls and procedures were effective as of the end of the period covered this report.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Letter Agreement, dated July 19, 2022, by and among FalconStor Software, Inc., Hale Capital Partners, LP, and HCP-FVA, LLC, regarding redemption of Series A Convertible Preferred Stock

10.1	Letter Agreement, dated July 19, 2022, by and among FalconStor Software, Inc., Hale Capital Partners, LP, and HCP-FVA, LLC, regarding extension of the Hale Capital term loan.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1

The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – September 30, 2022 and December 31, 2021.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2022 and 2021.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2022 and 2021.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three and Nine Months Ended September 30, 2022 and 2021.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three and Nine Months Ended September 30, 2022 and 2021.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – September 30, 2022.

104.0	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Vincent Sita
Vincent Sita
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
November 9, 2022	(principal executive officer)