Form 10-K
period 2022-12-31
FALCONSTOR SOFTWARE INC
filed 2023-03-23
CIK 922521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-23970

FALCONSTOR SOFTWARE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	77-0216135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 Congress Avenue, Suite 150 Austin, TX	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 777-5188

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 Par Value	FALC	OTC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2022 was $3,742,024 which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

The number of shares of Common Stock issued and outstanding as of March 11, 2023 was 7,120,949.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2022 ANNUAL REPORT ON FORM 10-K

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

•
We have had limited liquidity and our future prospects are dependent on our ability to execute our business plan, of which there can be no assurance.
•
Our revenues decreased in 2022 compared to 2021. There is no guarantee that we will be able or to maintain, profitability.
•
We have undertaken a restructuring and other cost reduction initiatives to reduce our expenses and to better align our expenses with our business. There can be no assurance that we have made enough reductions or the right reductions.
•
We may not be able to fully utilize our net operating loss and other tax carryforwards, which may have the effect of devaluing significant deferred tax assets of the company.
•
Our future business, financial and operating results are substantially dependent on the market acceptance of our products.
•
The effects of the COVID-19 pandemic have materially affected and may continue to materially affect how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
•
Due to the uncertain and shifting development of the data protection and network storage software markets and our reliance on our partners, we may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.
•
If we are unable to develop new products that achieve acceptance in the data protection and the network storage software markets, our operating results may suffer.
•
Our products handle mission-critical data for our end-customers and are highly technical in nature. If our products have defects, failures occur or end-customer data is lost or corrupted, our reputation and business could be harmed.
•
The failure of our resellers to sell our products effectively could have a material adverse effect on our revenue and results of operations.
•
We rely on channel partners to sell our solutions, and disruptions to, or our failure to develop and manage our channel partners would harm our business.
•
We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
•
The international nature of our business could have an adverse effect on our operating results.
•
If we are unable to protect our intellectual property, our business will suffer.
•
Our redemption obligation under the Series A Preferred Stock and indebtedness could adversely affect our financial health.
•
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. As such, we may not be able to generate sufficient cash to service the term notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•
The likelihood of a change of control in our company could be impacted by the fact that we have a significant amount of authorized but unissued preferred stock, protective provisions in our charter, outstanding Series A Preferred Stock, a staggered board of directors and change of control agreements as well as certain provisions under Delaware law.
•
The conversion and exercise of our outstanding securities and the anticipated grant of restricted stock to our employees will dilute the then-existing stockholders’ percentage ownership of our common stock.
•
There may be a limited public market for our securities; we presently fail to qualify for listing on any national securities exchanges.

•
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
•
The holders of the Series A Preferred Stock are entitled to dividends on the Series A Preferred Stock they hold. Depending on whether these dividends are paid in cash or stock, the payment of these dividends will either decrease cash that is available to us to invest in our business or dilute the holdings of all other stockholders.
•
The potential concentration of equity ownership by Hale Capital and ESW Capital LLC may limit your ability to influence corporate matters.

PART I

Item 1. Business

OVERVIEW

FalconStor is the trusted data protection software leader modernizing disaster recovery and backup operations for the hybrid cloud world. The Company enables enterprise customers and managed service providers to secure, migrate, and protect their data while reducing data storage and long-term retention costs by up to 95%. More than 1,000 organizations and managed service providers worldwide standardize on FalconStor as the foundation for their cloud first data protection future. Our products are offered through and supported by a worldwide network of leading original equipment manufacturers (“OEMs”), managed service providers ("MSPs"), systems integrators, and resellers.

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

Since the beginning of 2020, we have focused our go to market efforts on long-term data retention and recovery data protection segment. In 2021, we increased our go-to-market investment within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia, and released StorSafeTM, the next generation of our Virtual Tape Library (“VTL”) product family built for MSPs. In 2022, we secured a key strategic relationship with IBM to optimize data protection for on-premises and cloud-native workloads that operate on the IBM Power Systems platform.

INDUSTRY BACKGROUND

Enterprises of all sizes are increasingly challenged to securely archive, replicate and make available their data assets. This challenge is increased as business pressures to reduce cost and increase efficiency push enterprises to adopt cloud-based technologies, which are critical to handling the growth in data and strategic uses of enterprise data, despite an increasing amount of records and data that has been compromised over the past several years. For example, according to the 2021 Year End Report published by RiskBased Security, approximately 22 billion records of sensitive data were lost from various breaches, with a 10 percent increase in the number of publicly disclosed breaches that occurred in the United States as compared to 2020.

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

Expand Software and Hardware Strategic Alliances with Industry Leaders

The Flash/SSD, High-Density Single Disk and Cloud Data Archival markets are key opportunities for us on two fronts: targeting customers wanting to integrate this new technology into existing IT environments, and OEMs needing to enhance their software stack in order to offer data movement and protection services on their platform. Cloud service providers (“CSPs”) such as IBM Cloud, AWS, Microsoft Azure, Wasabi and Alibaba Cloud also represent a growth opportunity. Our mutual customers and partners need help moving data from the customer site to their own facilities, as well as a way to deliver common data services across disparate and often incompatible hardware typically found across the provider and end customer environments. We believe that we are positioned to continue to take advantage of these key opportunities in the global marketplace.

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

Growth Drivers

A shift to Hybrid Cloud operating environments, new regulations and laws governing the processing, storage, retention, protection, and reinstatement of high-value information assets are driving double-digit growth in the data protection markets. Additionally, we believe that data archives will play an increasing role in training and validating AI and Machine Learning algorithms and optimizing strategic analytic model outcomes. Given FalconStor's long history and deep skillset of the unique challenges associated with long-term storage, we feel we are in an excellent position to capitalize on data assets that are subject to new protection requirements with our existing product portfolio. Our innovative StorSafe product is designed and architected to leverage the scale-up and scale-out capabilities found in today's public and private clouds to support the expanding long-term data protection market demand that is estimated to grow into the Zettabyte (10^21) range by 2030 (IDC). In addition, we believe our innovative integration of long-term archive storage into modern cloud-based technologies will enable our customers to dramatically improve the portability, security, and accessibility of their enterprise data. We believe, this accessibility will be key in our modern world, where data is not only protected, but also intelligently leveraged to facilitate learning, improve product design, and drive competitive advantage.

SALES ROUTES TO MARKET

FalconStor continues to sell products through:

•
MSPs and CSPs
•
Authorized partners, value-added resellers (VARs), solution providers, and large system integrators
•
Direct Market Resellers (DMRs) and Distributors
•
OEMs

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

PRODUCT LICENSING

Historically, the majority of our software licenses have been sold on a per terabyte capacity basis and have included a perpetual right to use the licensed capacity. However, over the last few years, we have shifted to a focus on capacity-based licenses on a subscription or term-based model, which gives a customer the right to utilize the licensed terabyte capacity over a designated period of time. We expect revenue from subscription-based licensing to increase over the next several years.

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

We believe our enterprise and MSP customers also view the fact that our StorSafe and VTL products operate effectively with Windows, Linux, IBM i and IBM AIX operating system (OS) environments as a key differentiator. As a result, we execute specific go-to-market efforts to identify enterprise and MSP customers that have multiple OS environments in production.

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

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. We currently have 37 patents and pending patent applications. The Company has multiple registered trademarks - including “FalconStor Software”, “StorSight”, “StorSafe”, and “Intelligent Abstraction” - as well as pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the years ended December 31, 2022 and December 31, 2021, we had one customer that accounted for 10% or more of total revenue.

As of December 31, 2022 and 2021, we had two customers who accounted for more than 10% of our gross accounts receivable balance, respectively.

EMPLOYEES

As of December 31, 2022, we had 53 employees and contractors. None of our employees are subject to any collective bargaining agreements and we believe that our employee relations are good.

INTERNET ADDRESS AND AVAILABILITY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Exchange Act (the "Exchange Act"), report filed during the year ended December 31, 2022.

CORPORATE INFORMATION

We were incorporated in 1994 as a Delaware corporation and changed our corporate name from Network Peripherals Inc. to FalconStor Software, Inc. in 2001 through the completion of a reverse merger. We currently maintain a mailing address and rent virtual office facilities at 501 Congress Avenue, Suite 150, Austin, Texas 78701. Our telephone number is (631) 777-5188. We also rent virtual and physical office space in Taiwan, Germany, France, Malaysia, China, Korea and Japan. We maintain a corporate website at https://falconstor.com and social media accounts on LinkedIn at https://www.linkedin.com/company/falconstor-software and Facebook at https://www.facebook.com/falconstorsoftwareinc/.

RECENT DEVELOPMENTS

Extension of Preferred Stock Redemption Date and Debt Maturity Dates

As described in more detail in the “Risk Factors” section of this Form 10-K, the holders of our outstanding Series A Preferred Stock have a mandatory redemption right that may be exercised only with the approval of Hale Capital Partners, LP (“HCP”) and HCP-FVA, LLC (“HCP-FVA” and, together with HCP, “Hale Capital”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021 (the "June Offering"), the effective date of such redemption right was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations (as defined herein), dated as of June 24, 2021, which was approved by our shareholders at our 2021 annual meeting of stockholders and filed with the Delaware Secretary of State on June 25, 2021. On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock to June 30, 2024, as described in Note (19), Subsequent Events, to the consolidated financial statements.

In connection with the June Offering, we also entered into a letter agreement with Hale Capital, dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness (the “Debt Extension”) owed under the Amended and Restated Loan Agreement (as defined herein) to June 30, 2023, which constituted $2,176,621 of the $3,510,679 aggregate principal amount outstanding as of March 31, 2021. The remaining $1,334,058 of the outstanding principal amount was repaid in full on June 30, 2021. On July 19, 2022, the Company entered into a letter agreement with Hale Capital, that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the maturity date of the senior secured debt to June 30, 2024, as described in Note (19), Subsequent Events, to the consolidated financial statements.

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

While we had net income for the year ended December 31, 2021 we have incurred an operating loss for the year ended December 31, 2022, Additionally, prior to 2021, we have incurred operating losses in ten of the previous twelve years and negative cash flow from operations in ten of the previous twelve years.

The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the June Offering, we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into a letter agreement with Hale Capital (the "Second Loan Extension Letter Agreement"), that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. See Note (9) Notes Payable for more information. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the maturity date of the senior secured debt to June 30, 2024, as described in Note (19), Subsequent Events, to the consolidated financial statements. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock, the effective date of the mandatory redemption right of the Company's Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to that certain Amendment No. 1 to the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, dated as of June 24, 2021 (as amended, the “Certificate of Designations”). On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock to June 30, 2024, as described in Note (19), Subsequent Events, to the consolidated financial statements. If such Series A Preferred Stock was redeemed at December 31, 2022, the Company would have been required to pay the holders of the Series A Preferred Stock $16.0 million.

As of December 31, 2022, we had a working capital deficiency of $0.3 million, which is inclusive of current deferred revenue of $3.7 million, and a stockholders' deficit of $16.4 million. Our cash and cash equivalents at December 31, 2022 was $2.0 million, a decrease of $1.2 million compared to December 31, 2021. Our operating cash outflows for the year ended December 31, 2022 and 2021 were $1.2 million, and $0.9 million, respectively. There is no assurance that we will be successful in executing our business plan either through generating sufficient revenue or continuing to reduce operating costs. The failure to execute our business plan would have a material adverse effect on our results of operations and or our ability to continue operations. In addition, to the extent that we continue to incur losses or want to expand our operations, we may need to seek additional financing. There can be no assurance that we will be able to obtain additional financing. Moreover, it is likely that the terms of the Amended and Restated Loan Agreement and Series A Preferred Stock will make it more difficult for us to obtain additional financing, and any additional financing could be dilutive to our stockholders.

Our revenues decreased in 2022 compared to 2021. There is no guarantee that we will be able or to maintain, profitability.

Consistent with the prior year, revenues continued to decline and decreased to $10.1 million for the year ended December 31, 2022, as compared with $13.9 million for the year ended December 31, 2021. If we are unable to stabilize or increase revenue, we will be unable to maintain profitability, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

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

As of December 31, 2022, we had approximately $84.6 million of federal NOL carryforwards, $79.9 million of which will begin to expire in 2030 if not used to reduce taxable income. Our ability to utilize NOLs and other tax carryforwards to reduce taxable income in future years could be limited for various reasons, including as a result of one or more ownership changes under Section 382 (“Section 382”) of the Internal Revenue Code of 1986 (“Code”), if future taxable income is insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration and/or if the IRS successfully asserts that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of United States federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not successfully challenge the use of all or any portion of the NOLs.

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

In addition, if we have a net unrealized built-in gain (generally determined by comparing market capitalization plus total liabilities to the adjusted tax basis of assets) at the time of the ownership change, certain built-in gains recognized within five years after the ownership change (the “recognition period”) may increase the amount of the otherwise available annual limitation. Any such recognized built-in gains that are unused may be carried forward to later post-change years. Internal Revenue Service (“IRS”) Notice 2003-65 provides an approach which treats built-in gain assets of our Company as generating recognized built-in gain each year without regard to whether such assets are not disposed of at a gain during the recognition period. However, in September 2019 the IRS released proposed Section 382 regulations that would eliminate the beneficial provisions of IRS Notice 2003-65. If finalized as proposed, these regulations would limit the increase in the annual Section 382 limitation for recognized built-in gains to those gains that are actually realized through the disposition of built-in gain assets. These regulations have not been finalized but provide for an effective date of 30 days after the final regulations are published. For transactions that have been announced to the public or for which a binding commitment has been entered into when the final regulations are published, the provisions of IRS Notice 2003-65 should still be available.

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

The effects of the COVID-19 pandemic have materially affected and may continue to materially affect how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

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

We continue to monitor the developments relating to the COVID-19 pandemic, including actions taken or recommended by governments and other authorities to reduce the spread of the virus and to assess its impact on our business. The future impact of the pandemic on us is uncertain and could have a material adverse impact on inflation, global financial markets, and our results of operations, financial position, and/or liquidity. The extent of the impact will depend on future developments, including actions taken to limit the spread of COVID-19 and the uncertain impact of potential judicial, legislative, and regulatory actions by local, state, and national governmental and regulatory bodies.

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

While our facilities contain redundant power supplies and generators, our domestic and foreign operations, and the operations of our industry partners, remain susceptible to fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. Terrorist actions domestically or abroad could lead to business disruptions or to cancellations of customer orders or a general decrease in corporate spending on information technology, or could have direct impact on our marketing, administrative or financial functions and our financial condition could suffer. We continually look for alternatives to help mitigate any supply chain disruptions due to natural disasters, terrorist acts or other catastrophic events, including public health epidemics such as the recent outbreak of coronavirus, first identified in China. However, our failure to mitigate these supply chain disruptions could impact our ability to procure and deliver products to our customers, which could adversely impact our overall financial condition.

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

Our licenses and services in Japan are sold in Yen. Many of our licenses and services in Australia, Canada, and in Europe are sold in Australian dollars, Canadian dollars and European Monetary Units (or Euros), respectively. Changes in economic or political conditions globally and in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations.

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

Our success is dependent upon our proprietary technology. We have thirty-seven patents and patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention and might subject us to significant liability for damages or invalidate our intellectual property rights. Any potential intellectual property litigation against us could force us to take specific actions (any of which could have a material adverse effect on our business), including:

•
ceasing to sell our products that use the challenged intellectual property;
•
obtaining from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all;
•
redesigning those products that use infringing intellectual property or ceasing to use an infringing product or trademark; or
•
indemnifying software licensees against allegations that our products infringe on a third party’s intellectual property rights or misappropriates trade secrets.

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
•
make it more difficult for us to satisfy our other financial obligations;
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

We cannot assure you that our business will generate sufficient cash flow from operations or future borrowings from other sources in an amount sufficient to enable us to service our obligations under the Amended and Restated Loan Agreement or our Series A Preferred Stock, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay expenditures, sell assets, seek additional capital, restructure or refinance the Term Notes, on or before the maturity thereof or seek a waiver of any redemption rights under our Series A Preferred Stock, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to refinance the Term Notes, on commercially reasonable terms or at all, or that the terms of that indebtedness will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition, and our ability to make any required cash payments under our Term Notes or fund any redemption of our Series A Preferred Stock. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any future credit facility may be secured by a priority lien on substantially all of our assets. As such, our ability to refinance our Term Notes or seek additional financing could be impaired as a result of such security interest.

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

Our board of directors has the authority, without further action by our common stockholders, to issue up to an additional 1,100,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the board may determine without any vote of our common stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. Moreover, our outstanding Series A Preferred Stock provides the holders with certain rights in the event of a merger with a third party and if we are unable to redeem the Series A Preferred Stock prior to June 30, 2024 or if the holders of the Series A Preferred Stock elect to exercise their rights to require us to redeem the Series A Preferred Stock due to our failure to comply with the financial covenants covering the Series A Preferred Stock.

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

As of December 31, 2022, we have outstanding options to purchase 4,615 shares of our common stock, an aggregate of 1,316,933 outstanding unvested restricted shares and outstanding Series A Preferred Stock convertible into 87,815 shares of our common stock. Additionally, as of December 31, 2022, we have 68,148 shares of common stock that are potentially issuable as accumulated dividends with respect to the Series A Preferred Stock.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended December 31, 2022, the closing market price of our common stock as quoted on the OTC MKTS fluctuated between $0.50 and $3.90 and recently the closing trading price has been $0.82. The market price of our common stock may be significantly affected by the following factors:

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

Our agreements with the holders of our Series A Preferred Stock and the Amended and Restated Loan Agreement prevent us from undertaking certain transactions or incurring certain debt without such holders’ consent or unless the Series A Preferred Stock held by such holders’ is repurchased and/or the Term Loan is repaid. These transactions include, but are not limited to:

•
a merger with, or the sale of substantially all of our assets or capital stock, to a third party;
•
assumption of indebtedness in excess of 80% of our accounts receivable; and
•
the sale, license or other disposition of 10% or more of our tangible assets or capital stock.

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

Our agreements with the holders of our Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, we were not permitted to pay the fourth quarter 2016 dividend in cash or common stock and have been accruing the quarterly dividends since then. As of December 31, 2022, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $7.0 million. While the Term Loan is outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock. If in the future we pay cash dividends on the Series A Preferred Stock, it will reduce the cash that we have available to invest in our business. There can be no assurance that we will have enough cash to pay future dividends in cash. If future dividends are paid in kind, it will dilute the holdings of all other stockholders.

The potential concentration of equity ownership by Hale Capital and ESW Capital LLC may limit your ability to influence corporate matters.

Hale Capital currently owns approximately 50.6% of our outstanding common stock and ESW currently owns approximately 18.1% of our outstanding common stock. In addition, the beneficial ownership of Hale Capital and ESW Capital LLC is higher when calculated in accordance with Section 13(d) of the Exchange Act due to their ownership of derivative securities. In addition, Hale Capital and ESW have additional rights through their ownership of Series A Preferred Stock and their holdings of Company debt.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently maintains a mailing address and rents virtual office facilities at 501 Congress Avenue, Suite 150, Austin, Texas 78701. The Company also rents virtual and physical office space in Taiwan, Germany, France, Malaysia, China, Korea and Japan.

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

Holders

We had approximately 41 holders of record of common stock as of February 28, 2023. This does not reflect persons or entities that hold common stock in nominee or “street” name through various brokerage firms.

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

Holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. As of December 31, 2022, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $7.0 million. While the Term Loan is outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and restricted stock		Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders - restricted stock	1,316,933	1	$—	241,899	3
Equity compensation plans approved by security holders - stock options	4,615	2	$98.29	—
Total	1,321,548			241,899	3

1.
Consists of 1,316,933 shares of Common Stock to be issued upon the vesting of outstanding restricted stock units issuable under the Company’s 2018 Incentive Stock Plan (the “2018 Plan”).
2.
Consists of (i) 2,365 shares of Common Stock issuable upon the exercise of outstanding options issued under the Company’s 2006 Incentive Stock Plan (the “2006 Plan”), and (ii) 2,250 issuable under the Company’s 2016 Incentive Stock Plan (the “2016 Plan”).
3.
As of December 31, 2022, 241,899 additional shares of Common Stock remained available for future issuance under the 2018 Plan. No additional grants will be made under the Company’s 2006 Plan or the 2016 Plan.

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

Since the beginning of 2020, we have focused our go-to-market efforts on long-term data retention and recovery data protection segments. In 2021, we increased our go-to-market investment within our core regions of the Americas, EMEA, Japan, Korea, and Southeast Asia, and released StorSafeTM, the next generation of our Virtual Tape Library (“VTL”) product family built for MSPs. In 2022, we secured a key strategic relationship with IBM to optimize data protection for on-premises and cloud-native workloads that operate on the IBM Power Systems platform.

During the fourth quarter of 2022, we continued to deliver innovation and to enhance each of our products. Our StorSafeTM solution is a vital backup long-term archive retention tool in enterprise IT departments’ data protection arsenal and for MSPs that provide data protection as a service to enterprise companies. It enables them to modernize their backup and archive environments, leverage efficient hybrid- and public-cloud storage environments, such as those provided by IBM PowerVS Cloud, AWS and Microsoft Azure, save operational costs, and improve restore performance for rapid remote disaster recovery.

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

During the fourth quarter of 2022, our shift to recurring revenue based revenue took a material step forward as we continued to expand our strategic reseller relationship with IBM. Through this strategic reseller relationship, IBM and FalconStor co-market joint solutions consisting of FalconStor’s VTL/StorSafe software, IBM Cloud Object Storage (“COS”), and IBM Power Virtual Servers (“PowerVS”) for efficient application and data migration from on-premises environments to IBM PowerVS Cloud, and on-going SaaS-based backup and restore within IBM PowerVS Cloud. While we expect this relationship to provide healthy recurring revenue growth in the future as our joint solutions will be sold on a monthly consumption basis (MRR), our accelerated focus in these types of hybrid cloud relationships, and associated realignment of our sales teams, will continue to contribute to total GAAP revenue fluctuations in the short-term. In fact, GAAP total revenue in the fourth quarter of 2022 declined 28.5% year-over-year. Given the reduction in GAAP Q4 2022 revenues, we delivered a net income of $20,305, compared to a net loss of $333,432 in the fourth quarter of 2021, even though we managed operating costs to $2,197,875 in the quarter compared to $3,004,891 in Q4 2021. Despite our year-over-year GAAP total revenue decline, we believe GAAP total revenue will continue to increase each quarter during 2023. In fact, GAAP total revenue decreased to $2,549,665 in the fourth quarter of 2022 compared to $3,059,141 and $2,394,335 in the third and second quarters of 2022, respectively, and we expect sequential quarter-over-quarter GAAP total revenue to continue increasing throughout the balance of 2023.

COVID-19

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our operations and on the needs and operations of our customers, suppliers, vendors and business partners.

Thus far, the COVID-19 pandemic has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, and employee-related costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets. If we, or any of the third parties with whom we engage, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2021

For the year ended December 31, 2022, we recognized $10.1 million in revenue, as compared to $13.9 million during the prior year period, a reduction due to several large multi-year contracts in 2021 that did not repeat in 2022.

Total cost of revenue for the year ended December 31, 2022 decreased 20% to $1.6 million, compared with $2.0 million for the year ended December 31, 2021. Total gross profit decreased $3.5 million, or 29%, to $8.5 million for the current year, compared with $12.0 million for 2021. Total gross margin decreased to 84% for the current year, compared with 86% for 2021. The decrease in our total gross margin percentage was primarily due to a decrease in both product revenue and support and service revenue, combined with a decrease in hardware product costs as the company no longer primarily sells hardware. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth /decline levels, (ii) changes costs to provide support and services, and (iii) our product offerings and mix of sales.

Overall, our total operating expenses decreased 16% from $11.6 million for the year ended December 31, 2021 to $9.7 million for the year ended December 31, 2022. This decrease was primarily attributable to a decrease in selling and marketing costs. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Our net loss for the year ended December 31, 2022 was $1.8 million, compared with a net loss of $42,253 for the previous year.

Net loss attributable to common stockholders, which includes the effects of the Series A Preferred Stock dividends (including accrued dividends) and accretion, was $3.3 million for the year ended December 31, 2022, compared with a net loss of $1.5 million for the year ended December 31, 2021.

We ended the year with $2.0 million of cash and cash equivalents, compared to $3.2 million at December 31, 2021 and deferred revenue of $5.0 million as of December 31, 2022, compared with $6.4 million as of December 31, 2021.

Revenue

	Years ended December 31,
	2022	2021
Revenue:
Product revenue	$4,246,177	$6,988,067
Support and services revenue	5,806,071	6,946,828
Total Revenue	$10,052,248	$13,934,895
Year-over-year percentage change
Product revenue	(39)%	(2)%
Support and services revenue	(16)%	(9)%
Total percentage change	(28)%	(6)%

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

Product revenue represented 42% and 50% of our total revenue for the years ended December 31, 2022 and 2021, respectively. Product revenue decreased 39% from $7.0 million for the year ended December 31, 2021 to $4.2 million for the year ended December 31, 2022, which resulted from order delays as well as entering into several large multi-year contracts in 2021 that did not repeat in 2022.

We continue to invest in our product portfolio by refreshing and updating our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Revenues associated with professional and engineering services are recognized at a point in time upon customer acceptance. Support and services revenue decreased 16% from $6.9 million for the year ended December 31, 2021 to $5.8 million for the year ended December 31, 2022. The decrease in support and services revenue from the previous year was primarily attributable to decreases in maintenance and technical support services revenue.

Maintenance and technical support services revenue decreased from $6.5 million for the year ended December 31, 2021 to $5.7 million for the year ended 2022. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue from the previous year reflects a decline in new contracts and renewals.

Professional services revenue decreased from $0.5 million for the year ended December 31, 2021 to $0.1 million for the year ended December 31, 2022. Professional services revenue will vary depending on the number of solutions for which customers elect to purchase engineering or professional services to assist with their implementations or other projects. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of revenue

	Years ended December 31,
	2022	2021
Cost of revenue:
Product	$97,270	$325,089
Support and service	1,467,611	1,627,187
Total cost of revenue	$1,564,881	$1,952,276
Total Gross Profit	$8,487,367	$11,982,619
Gross Margin:
Product	98%	95%
Support and service	75%	77%
Total gross margin	84%	86%

Cost of revenue, gross profit and gross margin

Cost of product revenue consists primarily of hardware and warranty expenses. Cost of support and service revenue consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training.

Total gross profit decreased $3.5 million, or 29%, from $12.0 million for the year ended December 31, 2021, to $8.5 million for the year ended December 31, 2022. Total gross margin decreased to 84% for the year ended December 31, 2022, compared with 86% for the year ended December 31, 2021.

Cost of product revenue for the year ended December 31, 2022 was substantially the same at $0.1 million compared with $0.3 million for the same period in 2021. Product gross margin increased to 98% for the year ended December 31, 2022, compared with 95% for the same period in 2021. Additionally, our cost of support and service revenue for the year ended December 31, 2022 was substantially the same at $1.5 million, compared with $1.6 million for the same period in 2021. Support and service gross margin decreased to 75% for the year ended December 31, 2022 from 77% for the same period in 2021.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.3 million, or 10%, to $2.6 million for the year ended December 31, 2022, from $2.8 million in 2021. The decrease in research and development costs was primarily related to a continued decrease in overall salaries and benefits expenses, combined with no bonus expense in 2022.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.7 million, or 29%, to $4.0 million for the year ended December 31, 2022, from $5.7 million for the year ended December 31, 2021. The decrease in selling and marketing expenses was primarily related to commissions, promotional campaign expenses, contractors, professional fees, and no bonus in the year ended December 31, 2022.

Gain on Litigation Settlement

During the year ended December 31, 2021, we recorded a gain of $0.6 million for a legal settlement of a contractual dispute with a marketing/sales firm. For further information, refer to Note (13) Litigation, to our consolidated financial statements.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $0.3 million, or 10%, to $3.2 million for the year ended December 31, 2022, from $2.9 million for the year ended December 31, 2021. The increase in general and administrative expenses was due primarily to additions to contractors and professional fees, which are partially offset by an decrease in salary and benefit expenses during the year ended December 31, 2022.

Restructuring costs

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

Restructuring expense decreased $0.8 million for the year ended December 31, 2022 to $744, compared to a $0.8 million restructuring charge in the prior year period. For further information, refer to Note (14) Restructuring Costs, to our consolidated financial statements.

Gain on Debt Extinguishment

Gain on debt extinguishment decreased to $0 for the year ended December 31, 2022, compared to $0.8 million in the prior year period. The Company's loan under the PPP was forgiven on March 30, 2021.

Interest and Other (Loss) Income, Net

Interest and other (loss) income is comprised of interest expense on our term loan, foreign currency gains and losses and the change in fair value our embedded derivatives. Interest and other expense, net, decreased $0.3 million for the year ended December 31, 2022 to $0.3 million, compared to $0.7 million for the year ended December 31, 2021. The decrease in interest and other expense primarily relates to payments made on outstanding debt. The fluctuation in interest and other (loss) income from quarter to quarter also relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (3) Fair Value Measurements to our consolidated financial statements.

Income Taxes

For the year ended December 31, 2022, we recorded an income tax provision of $210,458, consisting of federal, state and local and foreign taxes. Our effective tax rate for the year ended December 31, 2022 was (13.2)%.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of December 31, 2022 totaled $2.0 million, compared with $3.2 million as of December 31, 2021.

We are currently a party to the Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021, we entered into the Loan Extension Letter Agreement, which provided for an extension of the maturity date on the portion of the outstanding indebtedness owed to Hale Capital Partners, LP (“Hale Capital”) under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into a letter agreement with Hale Capital (the "Second Loan Extension Letter Agreement"), that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. See Note (7) Notes Payable to our consolidated financial statements for more information. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the maturity date of the senior secured debt, as described in Note (19), Subsequent Events, to our consolidated financial statements. Also, as described further in Note (8) Series A Redeemable Convertible Preferred Stock to our consolidated financial statements, the effective date of the mandatory redemption right of the Company’s Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to that certain Amendment No. 1 to the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, dated as of June 24, 2021 (as amended, the “Certificate of Designations”). On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). If such Series A Preferred Stock was redeemed at December 31, 2022, the Company would have been required to pay the holders of the Series A Preferred Stock $16.0 million. See Note (8) Series A Redeemable Convertible Preferred Stock to our consolidated financial statements for more information. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock, as described in Note (19), Subsequent Events, to the consolidated financial statements.

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

Liquidity

As of December 31, 2022, we had a working capital deficiency of $0.3 million, which is inclusive of current deferred revenue of $3.7 million, and a stockholders' deficit of $16.4 million. During the year ended December 31, 2022, the Company had a net loss of $1.8 million and negative cash flow from operations of $1.2 million. The Company's total cash balance at December 31, 2022 was $2.0 million, a decrease of $1.2 million compared to December 31, 2021. On June 30, 2021, the Company repaid $1.3 million of the $3.5 million principal amount that was outstanding as of June 2, 2021 under the Amended and Restated Loan Agreement. .

Although there can be no assurance, based on its projected cash flows from operations, recently completed financing activities, cost cutting measures in place and existing cash on hand, the Company is projecting to have sufficient liquidity and to be cash flow positive through the next 12 months.

Cash Flow Analysis

Cash flow information is as follows:

	Years Ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$(1,199,215)	$(883,529)
Investing activities	(38,078)	(182,349)
Financing activities	177,149	2,332,006
Effect of exchange rate changes	(110,003)	(5,575)
Net increase (decrease) in cash and cash equivalents	$(1,170,147)	$1,260,553

Cash Flows from Operating Activities

For the year ended December 31, 2022, our net cash and cash equivalents used in operating activities was $1.2 million which consisted of a net loss of $1.8 million, partially offset by cash outflows from changes in operating assets and liabilities of $0.3 million and non-cash adjustments of $0.3 million. Non-cash adjustments primarily consisted of depreciation and amortization, amortization of right of use assets and deferred income tax provision. The primary drivers of the changes in operating assets and liabilities were cash inflows from a decrease in accounts receivable, an increase in accrued expenses and other long-term liabilities, a decrease in contract assets, an increase in accounts payable, and a decrease in prepaid expenses and other current assets, which were partially offset by cash outflows from a decrease in deferred revenue.

For the year ended December 31, 2021, our net cash and cash equivalents used in operating activities was $0.9 million which consisted of cash outflows from changes in operating assets and liabilities of $0.7 million, non-cash adjustments of $0.2 million and a net loss of $42,253. The primary drivers of changes in operating assets and liabilities were cash outflows from a decrease in deferred revenue, a decrease in operating lease liabilities, a decrease in accrued expenses and other long-term liabilities, and an increase in contract assets, which were partially offset by cash inflows from a decrease in other assets and a decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $38,078 consisting of capitalized software development costs of $35,000 and purchase of intangible assets of $3,078.

For the year ended December 31, 2021, net cash used in investing activities was $0.2 million consisting purchases of property and equipment of $0.1 million, capitalized software development costs of $30,000 and purchase of intangible assets of $10,226.

Cash Flows from Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $0.2 million consisting of proceeds from short-term debt of $0.3 million and payments of short-term debt of $0.1 million.

For the year ended December 31, 2021, net cash provided by financing activities was $2.3 million consisting of proceeds from public offerings of our common stock of $4.2 million, partially offset by payments of short-term debt of $1.3 million and payments of offering costs of $0.5 million.

Contractual Obligations

As of December 31, 2022, our significant commitments are related to (i) the Amended and Restated Loan Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2022:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption (c)	Dividends on Series A Preferred Stock (d)
2023	$34,753	$2,429,689	$179,027	$—	$9,000,000	$9,056,178
2024	—	—	—	113,169	—	—
Total contractual obligations	$34,753	$2,429,689	$179,027	$113,169	$—	$—

(a)
Represents our liability under the Amended and Restated Term Loan Credit Agreement which, as of December 31, 2022, has a maturity date of December 31, 2023. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to extend the maturity date to June 30, 2024. See Note (7), Notes Payable, and Note (19), Subsequent Events, to our consolidated financial statements for further information.
(b)
Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes. However, the period in which the payable is expected to reverse due to statute expiration is the second quarter of 2024.
(c)
Represents our potential liability if the holders of our Series A Preferred Stock redeem their shares for cash. The earliest date in which a redemption could occur was July 30, 2023. However, on July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock, as described in Note (19), Subsequent Events, to our consolidated financial statements. For further information, see Note (8) Series A Redeemable Convertible Preferred Stock to our consolidated financial statements.
(d)
Our agreements with the holders of the Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. This amount represents our potential liability to pay preferred stock dividends in cash on July 30, 2023, which was the earliest date in which the holders of our Series A Preferred Stock could redeem their shares for cash. However, on July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock, as described in Note (19), Subsequent Events, to our consolidated financial statements. For further information, see Note (12), Series A Redeemable Convertible Preferred Stock, to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements.

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

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded a benefit and expense of $54,044 and $72,461 for the years ended December 31, 2022 and 2021, respectively. These amounts are included within our consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenue and our general and administrative expenses.

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

We account for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position or under statute expirations. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures.

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

As of both December 31, 2022 and 2021, we had $4.2 million of goodwill. As of December 31, 2022 and 2021, we had $20,086 and $0.1 million (net of accumulated amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually on December 31st and more often if a trigger event occurs. In accordance with FASB Accounting Standards Codification ("ASC") 350, "Goodwill and Other" ("ASC 350") our goodwill impairment test includes only one step, which is a comparison of the carrying value of our one reporting unit to its fair value. Pursuant to ASC 350, any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. At December 31, 2022 and 2021, the fair value of the company's single reporting unit for purposes of its goodwill impairment test exceeded it carrying value and thus the Company determined there was no impairment of goodwill.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FalconStor Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FalconStor Software Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers – Identification of Distinct Performance Obligations and Estimate of Standalone Selling Price

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

Costa Mesa, CA
March 23, 2023

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,011,062	$3,181,209
Accounts receivable, net of allowances	2,278,802	2,855,135
Prepaid expenses and other current assets	897,493	1,074,972
Contract assets	181,933	209,936
Inventory	—	7,744
Total current assets	5,369,290	7,328,996
Property and equipment, net	86,263	153,904
Operating lease right-of-use assets, net	34,416	112,405
Deferred tax assets	—	30,190
Software development costs, net	53,057	42,695
Other assets	98,747	106,023
Goodwill	4,150,339	4,150,339
Other intangible assets, net	20,086	51,362
Long-term contract assets	357,914	692,712
Total assets	$10,170,112	$12,668,626
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$387,379	$297,033
Accrued expenses	1,427,979	1,099,257
Current portion of operating lease liabilities	34,416	76,940
Short-term note payable	177,149	—
Deferred revenue	3,684,742	4,617,422
Total current liabilities	5,711,665	6,090,652
Other long-term liabilities	956,023	950,843
Notes payable, net of debt issuance costs and discounts	2,163,090	2,154,098
Operating lease liabilities, net of current portion	—	35,465
Deferred tax liabilities	537,651	500,499
Deferred revenue, net of current portion	1,281,107	1,764,249
Total liabilities	10,649,536	11,495,806
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $15,984,331 and $14,490,274, respectively	15,928,018	14,384,388
Stockholders' equity:
Common stock, $0.001 par value, 30,000,000 shares authorized, 7,118,609 shares and 7,082,276 shares issued and outstanding, respectively	7,119	7,082
Additional paid-in capital	110,844,716	112,349,613
Accumulated deficit	(125,507,178)	(123,708,223)
Accumulated other comprehensive loss, net	(1,752,099)	(1,860,040)
Total stockholders' deficit	(16,407,442)	(13,211,568)
Total liabilities and stockholders' deficit	$10,170,112	$12,668,626

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Revenue:
Product revenue	$4,246,177	$6,988,067
Support and services revenue	5,806,071	6,946,828
Total revenue	10,052,248	13,934,895
Cost of revenue:
Product	97,270	325,089
Support and service	1,467,611	1,627,187
Total cost of revenue	1,564,881	1,952,276
Gross profit	8,487,367	11,982,619
Operating expenses:
Research and development costs	2,561,825	2,833,643
Selling and marketing	4,003,764	5,672,023
General and administrative	3,178,604	2,887,957
Gain on litigation settlement	—	(632,600)
Restructuring costs	744	833,313
Total operating expenses	9,744,937	11,594,336
Operating income (loss)	(1,257,570)	388,283
Gain on debt extinguishment	—	754,000
Interest and other expense	(330,927)	(657,773)
Income (loss) before income taxes	(1,588,497)	484,510
Income tax expense	210,458	526,763
Net income (loss)	$(1,798,955)	$(42,253)
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,494,057	1,143,697
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	49,573	299,969
Net income (loss) attributable to common stockholders	$(3,342,585)	$(1,485,919)
Basic net income (loss) per share attributable to common stockholders	$(0.47)	$(0.23)
Diluted net income (loss) per share attributable to common stockholders	$(0.47)	$(0.23)
Weighted average basic shares outstanding	7,100,929	6,515,274
Weighted average diluted shares outstanding	7,100,929	6,515,274

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2022	2021
Net income (loss)	$(1,798,955)	$(42,253)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	138,788	114,675
Net minimum pension liability	(30,847)	13,246
Total other comprehensive income (loss), net of applicable taxes	107,941	127,921
Total comprehensive income (loss)	$(1,691,014)	$85,668
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,494,057	1,143,697
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	49,573	299,969
Total comprehensive income (loss) attributable to common stockholders	$(3,234,644)	$(1,357,998)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at December 31, 2020	5,949,463	$5,949	$110,107,170	$(123,665,970)	$(1,987,961)	$(15,540,812)
Net income (loss)				(42,253)		(42,253)
Sale of common stock in public offering, net of underwriting discounts and offering costs	1,096,750	1,097	3,664,967	—	—	3,666,064
Shares issued in connection with vesting of restricted stock	36,063	36	(36)			—
Share-based compensation			21,178			21,178
Accretion of Series A redeemable convertible preferred stock			(299,969)			(299,969)
Dividends on Series A redeemable convertible preferred stock			(1,143,697)			(1,143,697)
Foreign currency translation					114,675	114,675
Net minimum pension liability					13,246	13,246
Balance at December 31, 2021	7,082,276	$7,082	$112,349,613	$(123,708,223)	$(1,860,040)	$(13,211,568)
Net income (loss)				(1,798,955)		(1,798,955)
Shares issued in connection with vesting of restricted stock	36,333	37	(37)			—
Share-based compensation			38,770			38,770
Accretion of Series A redeemable convertible preferred stock			(49,573)			(49,573)
Dividends on Series A redeemable convertible preferred stock			(1,494,057)			(1,494,057)
Foreign currency translation					138,788	138,788
Net minimum pension liability					(30,847)	(30,847)
Balance at December 31, 2022	7,118,609	$7,119	$110,844,716	$(125,507,178)	$(1,752,099)	$(16,407,442)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,798,955)	$(42,253)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	120,207	199,246
Share-based payment compensation	38,770	21,178
Gain on debt extinguishment	—	(754,000)
Gain on litigation settlement	—	(632,600)
Loss on disposal of fixed assets	—	50,149
Amortization of debt discount on notes payable	8,992	167,293
Amortization of right of use assets	77,989	423,867
Provision for returns and doubtful accounts	(54,044)	72,461
Deferred income tax provision	67,342	261,638
Changes in operating assets and liabilities:
Accounts receivable	633,998	(103,138)
Prepaid expenses and other current assets	130,979	725,046
Contract assets	362,801	(304,231)
Inventory	7,202	7,679
Other assets	77,919	756,767
Accounts payable	191,019	(49,387)
Accrued expenses and other long-term liabilities	409,812	(476,977)
Deferred revenue	(1,395,257)	(653,598)
Operating lease liabilities	(77,989)	(552,669)
Net cash provided by (used in) operating activities	(1,199,215)	(883,529)
Cash flows from investing activities:
Purchases of property and equipment	—	(142,123)
Capitalized software development costs	(35,000)	(30,000)
Purchase of intangible assets	(3,078)	(10,226)
Net cash provided by (used in) investing activities	(38,078)	(182,349)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts paid	—	4,181,908
Payments of offering costs	—	(515,844)
Proceeds from short-term debt	253,069	—
Payments of short-term debt	(75,920)	(1,334,058)
Net cash provided by (used in) financing activities	177,149	2,332,006
Effect of exchange rate changes on cash and cash equivalents	(110,003)	(5,575)
Net increase (decrease) in cash and cash equivalents	(1,170,147)	1,260,553
Cash and cash equivalents, beginning of year	3,181,209	1,920,656
Cash and cash equivalents, end of year	$2,011,062	$3,181,209

Supplemental Disclosures:
Cash paid for interest	$130,040	$136,042
Cash paid for income taxes, net	$—	$—
Non-cash financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$1,494,057	$1,143,697
Accretion of Series A redeemable convertible preferred stock	$49,573	$299,969

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022

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

(b)
Liquidity

As of December 31, 2022, the Company had a working capital deficiency of $0.3 million, which is inclusive of current deferred revenue of $3.7 million, and a stockholders' deficit of $16.4 million. During the year ended December 31, 2022, the Company had net loss of $1.8 million and negative cash flow from operations of $1.2 million. The Company's total cash balance at December 31, 2022 was $2.0 million, a decrease of $1.2 million compared to December 31, 2021.

The Company’s principal sources of liquidity at December 31, 2022 consisted of cash and future cash anticipated to be generated from operations. The Company generated negative net income and negative cash flows from operations during the year ended December 31, 2022, and it reported negative working capital as of December 31, 2022.

The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the June Offering, we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into a letter agreement with Hale Capital (the "Second Loan Extension Letter Agreement"), that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. See Note (7) Notes Payable for more information. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the maturity date of the senior secured debt to June 30, 2024, as described in Note (19), Subsequent Events.

Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock, the effective date of the mandatory redemption right of the Company's Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to that certain Amendment No. 1 to the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, dated as of June 24, 2021 (as amended, the “Certificate of Designations”). On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). If such Series A Preferred Stock was redeemed at December 31, 2022, the Company would have been required to pay the holders of the Series A Preferred Stock $16.0 million. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock to June 30, 2024, as described in Note (19), Subsequent Events.

The Company believes its current cash balances together with anticipated cash flows from operating activities will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were issued.

(c)
Revision of Previously Issued Financial Statements

During the year ended December 31, 2022, the Company identified an immaterial accounting error resulting from a misallocation of transaction price between the license portion and the maintenance portion of certain sales orders. This error resulted in an overstatement of revenue and an understatement deferred revenue in the financial statements included in the Company’s quarterly reports on Form 10-Q and the Company’s 2021 annual report on Form 10-K previously filed with the SEC. The Company assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. The Company determined that this error was not material to the financial statements of any prior annual or interim period.

To correct the misstatements above, the Company revised its previously issued financial statements as follows:

	As of December 31, 2021
CONSOLIDATED BALANCE SHEET	As Previously Reported	Adjustments	As Revised
Deferred revenue, current	$4,557,317	$60,105	$4,617,422
Current liabilities	$6,030,547	$60,105	$6,090,652
Deferred revenue, net of current portion	$1,578,769	$185,480	$1,764,249
Total liabilities	$11,250,221	$245,585	$11,495,806
Accumulated deficit	$(123,462,638)	$(245,585)	$(123,708,223)
Stockholders' deficit	$(12,965,983)	$(245,585)	$(13,211,568)
Total liabilities and stockholders' deficit	$12,668,626	$—	$12,668,626

	For the Year Ended December 31, 2021
CONSOLIDATED STATEMENT OF OPERATIONS	As Previously Reported	Adjustments	As Revised
Product revenue	$7,254,471	$(266,404)	$6,988,067
Support and services revenue	$6,926,009	$20,819	$6,946,828
Total revenue	$14,180,480	$(245,585)	$13,934,895
Gross profit	$12,228,204	$(245,585)	$11,982,619
Operating income (loss)	$633,868	$(245,585)	$388,283
Income (loss) before income taxes	$730,095	$(245,585)	$484,510
Net income (loss)	$203,332	$(245,585)	$(42,253)
Net income (loss) attributable to common stockholders	$(1,240,334)	$(245,585)	$(1,485,919)
Basic net income (loss) per share attributable to common stockholders	$(0.19)	$(0.04)	$(0.23)
Diluted net income (loss) per share attributable to common stockholders	$(0.19)	$(0.04)	$(0.23)

	For the Year Ended December 31, 2021
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)	As Previously Reported	Adjustments	As Revised
Net income (loss)	$203,332	$(245,585)	$(42,253)
Total comprehensive income (loss)	$331,253	$(245,585)	$85,668
Total comprehensive income (loss) attributable to common stockholders	$(1,112,413)	$(245,585)	$(1,357,998)

	Total Stockholders' Deficit
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2020	$(15,540,812)	$—	$(15,540,812)
Net income (loss)	$203,332	$(245,585)	$(42,253)
Balance at December 31, 2021	$(12,965,983)	$(245,585)	$(13,211,568)

	For the Year Ended December 31, 2021
CONSOLIDATED STATEMENT OF CASH FLOWS	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income (loss)	$203,332	$(245,585)	$(42,253)
Changes in operating assets and liabilities:
Deferred revenue	$(899,183)	$245,585	$(653,598)
Net cash provided by (used in) operating activities	$(883,529)	$—	$(883,529)

(d)
COVID-19 Pandemic, Geopolitical and Other Macroeconomic Impacts to our Operating Environment

We are subject to risks and uncertainties arising from macroeconomic and geopolitical conditions, including, but not limited to, inflation, rising interest rates, foreign currency fluctuations, lower consumer spending, geopolitical conflicts, including the conflict in the Ukraine, and continuing effects of the COVID-19 pandemic. We continuously monitor the direct and indirect impacts of these macroeconomic and geopolitical events and trends on our business and financial results.

The full extent to which these macroeconomic and geopolitical conditions impact our business is difficult to predict. Such impacts include, but are not limited to, supply chain and logistical challenges, reduced consumer demand for our products, and an industry-wide slowdown in advertising spending. The impact of COVID-19, for example, is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, and it has been and, until the COVID-19 outbreak is contained, will continue to be more difficult for us to forecast our operating results. These uncertainties have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our end customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.

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

As of December 31, 2022 and 2021, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of these instruments. See Note (3) Fair Value Measurements for additional information.

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

The Company recognizes revenue for the transfer of services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products. The principle is achieved through the following five-step approach:

•
Identification of the contract, or contracts, with the customer
•
Identification of the performance obligation in the contract
•
Determination of the transaction price
•
Allocation of the transaction price to the performance obligations in the contract
•
Recognition of revenue when, or as, the Company satisfies a performance obligation

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

As of December 31, 2022 and 2021, accounts receivable, net of allowance for doubtful accounts, was $2.3 million and $2.9 million, respectively. Our allowance for doubtful accounts on accounts receivable was $25,720 as of December 31, 2022 and $0.1 million as of December 31, 2021, respectively. As of December 31, 2022 and 2021, short and long-term contract assets, net of allowance for doubtful accounts, was $0.5 million and $0.9 million, respectively. Our allowance for doubtful accounts on contract assets as of December 31, 2022 was nil.

The allowances for doubtful accounts reflect the Company’s best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. The Company determines the allowances based on known troubled accounts, historical experience, and other currently available evidence. The change in the accounts receivable and contract assets allowance accounts during the years ended December 31, 2022 and 2021 were $6,053 and $137,980, respectively.

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

Changes in deferred revenue were as follows:

Year Ended December 31, 2022
Balance at December 31, 2021	$6,381,671
Deferral of revenue	8,642,479
Recognition of revenue	(10,052,248)
Change in reserves	(6,053)
Balance at December 31, 2022	$4,965,849

During the twelve months ended December 31, 2022 and 2021, revenue of $4.5 million and $4.6 million, respectively, was recognized from the deferred revenue balance at the beginning of each period.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $5.0 million as of December 31, 2022, of which the Company expects to recognize approximately 74% of such amount as revenue over the next 12 months and the remainder thereafter.

Approximately $1.7 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of December 31, 2022. We expect to recognize revenue on approximately 34% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

Disaggregation of Revenue

Please refer to the consolidated statements of operations and Note (16) Segment Reporting and Concentrations for discussion on revenue disaggregation by product type and by geography. The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

Right of Use Assets and Liabilities

We have various operating leases for office facilities that are expected to continue through 2023. Below is a summary of our ROU assets and liabilities as of December 31, 2022.

Right of use assets	$34,416
Total lease liability obligations, current	$34,416
Weighted-average remaining lease term	0.5
Weighted-average discount rate	3.35%

	Years Ended December 31,
	2022	2021
Components of lease expense:
Operating lease cost	$142,388	$766,952
Sublease income	—	(100,418)
Net lease cost	$142,388	$666,534

During the year ended December 31, 2022, operating cash flows from operating leases were approximately $0.1 million.

Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of December 31, are as follows:

2023	$34,753
Thereafter	—
Total minimum lease payments	34,753
Less interest	(337)
Present value of lease liabilities	$34,416

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

The fair value of the Company's single reporting unit for purposes of its goodwill impairment test exceeded its carrying value as of December 31, 2022 and 2021 and thus the Company determined there was no impairment of goodwill. As of December 31, 2022 and 2021, the Company's single reporting unit for purposes of its goodwill impairment test had no carrying value and thus the Company determined there was no impairment of goodwill.

Identifiable intangible assets include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,041,216	$4,038,138
Accumulated amortization	(4,021,130)	(3,986,776)
Net carrying amount	$20,086	$51,362

For the years ended December 31, 2022 and 2021, amortization expense was $34,354 and $58,998, respectively. As of December 31, 2022, amortization expense for existing identifiable intangible assets is expected to be $17,601, $2,163 and $322 for the years ended December 31, 2023, 2024 and 2025, respectively. Such assets will be fully amortized at December 31, 2025.

(m)
Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products. The gross carrying amount and accumulated amortization of software development costs as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Software development costs:
Gross carrying amount	$3,015,132	$2,980,132
Accumulated amortization	(2,962,075)	(2,937,437)
Software development costs, net	$53,057	$42,695

During the years ended December 31, 2022 and 2021, the Company recorded $24,638 and $6,583, respectively, of amortization expense related to capitalized software costs. As of December 31, 2022, amortization expense for software development costs is expected to be $27,779, $21,667 and $3,611 for the years ended December 31, 2023, 2024 and 2025, respectively.

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

(q)
Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive loss in stockholders’ deficit. Gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other loss, net. During the year ended December 31, 2022, foreign currency transactional gains totaled approximately $36,891. During the year ended December 31, 2021, foreign currency transactional losses totaled approximately $7,735.

(r)
Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards, warrants and the Series A Preferred Stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Stock options, warrants and restricted stock	37,733	77,847
Series A redeemable convertible preferred stock	155,963	141,385
Total anti-dilutive common stock equivalents	193,696	219,232

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Year Ended December 31,
	2022	2021
Numerator:
Net income (loss)	$(1,798,955)	$(42,253)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,494,057	1,143,697
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	49,573	299,969
Net income (loss) attributable to common stockholders	$(3,342,585)	$(1,485,919)

Denominator:
Weighted average basic shares outstanding	7,100,929	6,515,274
Weighted average diluted shares outstanding	7,100,929	6,515,274

EPS:
Basic net income (loss) per share attributable to common stockholders	$(0.47)	$(0.23)
Diluted net income (loss) per share attributable to common stockholders	$(0.47)	$(0.23)

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

(2) Property and Equipment

Property and equipment consists of computer hardware and software which was $15,505,431 and 15,544,212 for the years ended in 2022 and 2021, respectively. Accumulated depreciation and amortization was $15,419,168 and $15,390,308 in 2022 and 2021, respectively. During the year ended December 31, 2022, the Company did not write off fixed assets or related accumulated depreciation. During the year ended December 31, 2021 the Company wrote-off furniture and equipment, leasehold improvements and related accumulated depreciation upon exiting various facilities and recorded an associated loss of $50,149 in general and administrative expense.

Depreciation and amortization expense was $61,215 and $133,665 in 2022 and 2021, respectively.

(3) Fair Value Measurements

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Company had no Level 1 securities at December 31, 2022 and 2021.
•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Company had no Level 2 securities at December 31, 2022 and 2021.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At December 31, 2022 and 2021, the Level 3 category included derivatives. The Company did not hold any cash and cash equivalents categorized as Level 3 as of December 31, 2022 or 2021.

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

The Company’s Series A Preferred Stock and notes payable are measured at amortized cost using an effective interest rate of 12.6% and 8.7% yield, respectively.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	$821,726	$—	$—	$821,726
Total derivative liabilities	$821,726	$—	$—	$821,726

Total assets and liabilities measured at fair value	$821,726	$—	$—	$821,726

The derivative liabilities above are classified as other long-term liabilities in the December 31, 2022 consolidated balance sheet.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	$776,623	$—	$—	$776,623
Total derivative liabilities	$776,623	$—	$—	$776,623

Total assets and liabilities measured at fair value	$776,623	$—	$—	$776,623

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2022 and 2021:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2022	December 31, 2021
Beginning Balance	$776,623	$703,747
Total (gain) loss recognized in earnings	45,103	72,876
Ending Balance	$821,726	$776,623

Earnings and losses resulting from changes in the fair value of the derivative instruments above are recorded as a component of interest and other expense.

(4) Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2022	December 31, 2021
Accrued compensation	$106,882	$54,137
Accrued consulting and professional fees	598,982	305,100
Accrued taxes	594,640	605,357
Accrued restructuring costs	127,475	134,663
	$1,427,979	$1,099,257

(5) Income Taxes

Information pertaining to the Company’s income (loss) before income taxes and the applicable provision for income taxes is as follows:

	December 31,
	2022	2021
Income (loss) before income taxes:
Domestic income (loss)	$(1,698,610)	$287,640
Foreign income (loss)	110,113	196,870
Total income (loss) before income taxes:	$(1,588,497)	$484,510
Provision (benefit) for income taxes:
Current:
Federal	$—	$—
State and local	4,841	(1,080)
Foreign	138,275	266,205
	143,116	265,125
Deferred:
Federal	$1,785	$1,785
State and local	1,022	8,148
Foreign	64,535	251,705
	67,342	261,638
Total provision (benefit) for income taxes:	$210,458	$526,763

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred Tax Assets:
Allowance for receivables	$6,190	$20,695
Deferred revenue	340,933	500,841
Share-based compensation	49,091	49,191
Accrued expenses and other liabilities	37,912	93,361
Domestic net operating loss carryforwards	19,388,081	19,567,724
Foreign net operating loss carryforwards	400,302	275,671
Tax credit carryforwards	3,106,022	3,106,022
Capital loss carryforwards	—	34,736
Fixed assets	8,628	6,491
Intangibles	54,278	87,796
Sec. 174 Capitalized Costs	433,448	—
Sub-total	23,824,885	23,742,528
Valuation allowance	(23,438,852)	(23,309,218)
Total Deferred Tax Assets	$386,033	$433,310
Deferred Tax Liabilities:
Prepaid commissions and other	(27,010)	(57,438)
Deferred state income tax	(365,240)	(387,655)
Foreign withholding taxes	(434,720)	(458,526)
Unrealized Foreign Exchange Gains	(96,714)	—
Total Deferred Tax Liabilities	$(923,684)	$(903,619)
Net Deferred Tax Liabilities	$(537,651)	$(470,309)

As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors the Company determined that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a full valuation allowance against such net deferred tax assets. The Company’s valuation allowance increased by $0.1 million due to operations.

As of December 31, 2022, the Company had approximately $84.6 million of federal net operating loss carryforwards, of which $79.9 million will begin to expire beginning in 2030, if not utilized, and the remaining $4.6 million of which can be carried forward indefinitely subject to 80% of taxable income. As of December 31, 2022, the Company had approximately $3.1 million of research and development tax credit carryforwards which expire at various dates beginning in 2023, if not utilized. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2022	2021
Tax at Federal statutory rate	$(333,585)	$101,747
Increase (reduction) in income taxes resulting from:
State and local taxes	79,182	(4,052)
Non-deductible expenses	18,374	22,104
GILTI	—	6,708
PPP loan forgiveness	—	(158,340)
Net effect of foreign operations	120,806	248,931
Uncertain tax positions	(9,768)	(1,499)
Change in valuation allowance	129,634	87,187
Foreign withholding taxes	63,941	206,323
Prior Period True-ups	147,363	—
Other	(5,489)	17,654
	$210,458	$526,763

Due to the change in U.S. federal tax law, the Company does not intend to indefinitely reinvest any of its unremitted foreign earnings. As of December 31, 2022, the Company has provided for additional foreign withholding taxes totaling approximately $0.4 million on approximately $4.0 million of undistributed earnings of its subsidiaries operating outside of the United States for which withholding tax applies.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2022	2021
Balance at January 1,	$79,518	$75,506
Increases to tax positions taken in prior years	—	—
Expiration of statutes of limitation	(8,221)	(5,245)
Translation	—	9,257
Balance at December 31,	$71,297	$79,518

At December 31, 2022, unrecognized tax benefits of $71,297, if recognized, would reduce the Company’s annual effective tax rate. As of December 31, 2022, the Company had approximately $41,873 of accrued interest. The Company believes it is reasonably possible that $13,316 of its unrecognized tax benefits will reverse within the next 12 months due to expiring statute of limitations. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2022 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, Japan, France and Germany. Taiwan is currently under exam for the 2021 tax year, but no material tax adjustments are currently expected.

(6) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for December 31, 2022 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2022	$(1,881,005)	$20,965	$(1,860,040)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	138,788	(30,963)	107,825
Amounts reclassified from accumulated other comprehensive income	—	116	116
Total other comprehensive income (loss)	138,788	(30,847)	107,941
Accumulated other comprehensive income (loss) at December 31, 2022	$(1,742,217)	$(9,882)	$(1,752,099)

The changes in Accumulated Other Comprehensive Loss, net of tax, for December 31, 2021 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2021	$(1,995,680)	$7,719	$(1,987,961)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	114,675	13,027	127,702
Amounts reclassified from accumulated other comprehensive income	—	219	219
Total other comprehensive income (loss)	114,675	13,246	127,921
Accumulated other comprehensive income (loss) at December 31, 2021	$(1,881,005)	$20,965	$(1,860,040)

For the year ended December 31, 2022 and 2021, the amounts reclassified to net income (loss) related to the Company’s defined benefit plan. These amounts are included within “Operating income (loss)" within the consolidated statement of operations.

(7) Notes Payable

Senior Secured Debt

The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the June Offering, we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into a letter agreement with Hale Capital (the "Second Loan Extension Letter Agreement"), that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. The senior secured debt bears interest at prime plus 0.75%. The Company concluded the extension under the Second Loan Extension Letter Agreement resulted in a debt modification under ASC 470-50, Modifications and Extinguishments, and therefore no gain or loss was required to be recognized. The change is accounted for prospectively using the new effective interest rate of the loan. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the maturity date of the senior secured debt to June 30, 2024, as described in Note (19), Subsequent Events.

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

As of December 31, 2022, the Company was in compliance with the financial covenants contained in the Amended and Restated Loan Agreement.

Other Financing Arrangements

On September 8, 2022, the Company entered into a financing arrangement with AFCO Premium Credit LLC ("AFCO"), for the renewal of its corporate insurance policies with Watkins Insurance Group in the amount of $253,068. The terms of the arrangement include a $25,307 monthly payment to be made over a ten month period at a 4.2% annual interest rate through July 15, 2023.

As of December 31, 2022, the balance payable to AFCO for this arrangement was $177,148 and is reflected as a "short-term note payable" on the Company's consolidated balance sheets.

The notes payable balance consists of the following:

Total notes payable, net at December 31, 2020	$4,074,863
Accretion of discount	167,293
PPP loan forgiveness	(754,000)
Repayment of short-term debt	(1,334,058)
Total notes payable, net at December 31, 2021	$2,154,098
Accretion of discount	8,992
Proceeds from issuance of AFCO financing	253,069
Repayment of AFCO financing	(75,920)
Total notes payable, net at December 31, 2022	$2,340,239

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

The Series A Preferred Stock consists of the following:

Total Series A redeemable convertible preferred stock, net at December 31, 2020	$12,940,722
Accrued dividends	1,143,697
Accretion of preferred stock	299,969
Total Series A redeemable convertible preferred stock, net at December 31, 2021	$14,384,388
Accrued dividends	1,494,057
Accretion of preferred stock	49,573
Total Series A redeemable convertible preferred stock, net at December 31, 2022	$15,928,018

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

The holders of our outstanding Series A Preferred Stock have a mandatory redemption right that may be exercised only with the approval of Hale Capital and HCP-FVA. In connection with the June Offering, the effective date of such redemption right was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). The Company concluded the extension resulted in a debt modification under ASC 470-50, Modifications and Extinguishments, and therefore no gain or loss was required to be recognized. The change is accounted for prospectively using the new effective interest rate of the preferred stock. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock, as described in Note (19), Subsequent Events.

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

As of December 31, 2022 and December 31, 2021, the fair value of these derivative instruments were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the twelve months ended December 31, 2022 and December 31, 2021 of was included in “interest and other expense” within the consolidated statement of operations.

The fair value of the derivative liability and the loss for the twelve months ended December 31, 2022 and 2021, were as follows:

	Year Ended December 31,
	2022	2021
Beginning Balance	$776,623	$703,747
Total (gain) loss recognized in earnings	45,103	72,876
Ending Balance	$821,726	$776,623

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

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the June Offering, Hale Capital Partners, which was the sole holder of the Series A Preferred Stock, agreed to the extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the twelve months ended December 31, 2022 and 2021, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the twelve months ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
	2022	2021

Net income (loss)	$(1,798,955)	$(42,253)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,494,057	1,143,697
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	49,573	299,969
Net income (loss) attributable to common stockholders	$(3,342,585)	$(1,485,919)

(9) Stockholders’ Equity

Stock Repurchase Activity

During the year ended December 31, 2022 and December 31, 2021, the Company did not repurchase any shares of its common stock. As of December 31, 2022, the Company had the authorization to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

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

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of December 31, 2022:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,692,797	241,899	1,316,933

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of December 31, 2022:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	2,250
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	2,365

All outstanding options granted under the Company’s equity plans have terms of ten years.

A summary of the Company’s stock option activity for 2022 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2021	5,690	$110.10	3.28	—
Granted	—	$—
Exercised	—	$—
Forfeited	(1,075)	$193.59
Expired	—	$—
Options Outstanding at December 31, 2022	4,615	$98.29	2.67	—
Options Exercisable at December 31, 2022	4,615	$98.29	2.67	—
Options Expected to Vest after December 31, 2022	—	$—	—	—

Stock option exercises are fulfilled with new shares of common stock.

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021
Cost of revenue - Support and Service	$242	$1,656
Research and development costs	6,607	2,088
Selling and marketing	19,226	11,812
General and administrative	12,695	5,622
	$38,770	$21,178

The Company did not recognize any tax benefits related to share-based compensation expense during the years ended December 31, 2022 and 2021.

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

	Year Ended December 31,
	2022	2021
Directors, officers and employees	$38,770	$21,178
	$38,770	$21,178

A summary of the Company’s restricted stock activity for 2022 is as follows: Such restricted stock did not bestow any voting or dispositive power and is not deemed outstanding until they vest.

Number of Restricted Stock Awards
Non-Vested at December 31, 2021	1,513,380
Granted	113,230
Vested	(37,365)
Forfeited	(272,312)
Non-Vested at December 31, 2022	1,316,933

Restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended was $41,102 and $93,043 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, total unrecognized compensation costs for unvested restricted stock unit awards was $1,102,692, including $1,073,505 relating to performance-based awards. The performance condition for such awards was not deemed probable at grant dates or at December 31, 2022 and the cost related to such awards will begin to be recognized once the performance condition is deemed probable. The remaining amount of $29,187 relating to time-based awards is expected to be recognized over a weighted-average period of 0.7 years as of December 31, 2022.

As of December 31, 2022, the Company had 1,563,797 shares of common stock reserved for issuance upon the exercise or vesting of stock options and restricted stock.

(11) Commitments and Contingencies

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the year ended December 31, 2022, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (8) Series A Redeemable Convertible Preferred Stock the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of December 31, 2022, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

As described under Note (14) Restructuring Costs, the Company incurred certain restructuring costs in connection with restructuring plans adopted in 2017 and 2019.

In addition, as of December 31, 2022, our liability for uncertain tax positions totaled $113,169. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

(12) Derivative Financial Instruments

The Company does not use derivative financial instruments for trading or speculative purposes. As of December 31, 2022 and 2021, the Company had no foreign currency forward contracts outstanding. The Company did not utilize foreign currency forward contracts during the years ended December 31, 2022 and 2021.

As a result of the Company’s analysis of all the embedded conversion and put features within the Series A Preferred Stock, the contingent redemption put options in the Series A Preferred Stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore, the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments was bifurcated from the Series A Preferred Stock and recorded as a liability. At the time of issuance of the Series A redeemable convertible preferred stock the fair value of these derivative instruments were recorded as a reduction to preferred stock. As of December 31, 2022 and 2021, the fair value of these derivative instruments was $821,726 and $776,623, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for 2022 of $45,103 and the loss on the change in fair value of these derivative instruments for 2021 of $72,876, were included in “interest and other loss, net” within the consolidated statement of operations.

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

(14) Restructuring Costs

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. During the fiscal year ended December 31, 2021, the Company incurred lease disposal-related costs for this property of $833,313. The Melville, NY lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. The Company expects the remaining accrued severance-related costs of $127,475 as of December 31, 2022 to be paid once final settlement litigation is completed. Such litigation stems from the termination of three employees in France, one of which has been settled, and the remainder of which are expected to settle by December 31, 2022.

The following table summarizes the activity during 2021 and 2022 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance related costs	Facility and other costs	Total
Balance at December 31, 2020	$239,444	$75,466	$314,910
Provisions/Additions	—	833,313	833,313
Translation Adjustment	(14,336)	—	(14,336)
Utilized/Paid	(90,445)	(908,779)	(999,224)
Balance at December 31, 2021	$134,663	$—	$134,663
Provisions/Additions	—	744	744
Translation Adjustment	(7,188)	—	(7,188)
Utilized/Paid	—	(744)	(744)
Balance at December 31, 2022	$127,475	$—	$127,475

The severance and facility related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2017 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

(15) Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2022 and 2021, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2022 and 2021, the Company contributed approximately $2,000 and $6,000, respectively.

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

At December 31, 2022 and 2021, $31,873 and $23,255, respectively, is included in accumulated other comprehensive (loss) income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $0 and $0 at December 31, 2022 and 2021, respectively, and unrecognized actuarial gains of $31,873 and $23,255 at December 31, 2022 and 2021, respectively. During 2022, the total amount recorded in other comprehensive income (loss) related to the pension plan was $30,847 (net of tax), which consisted of an actuarial loss of $30,847 and the recognition of $0 of transition obligations recognized during 2022 as a component of net periodic pension cost.

Pension information for the years ended December 31, 2022 and 2021, is as follows:

	2022	2021
Accumulated benefit obligation	$60,592	$69,627
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	85,961	95,511
Interest cost	618	414
Actuarial gain	(7,760)	(11,223)
Currency translation	(8,071)	1,259
Projected benefit obligation at end of year	$70,748	$85,961
Changes in plan assets:
Fair value of plan assets at beginning of year	$49,097	$40,476
Actual return on plan assets	3,605	2,135
Employer contributions	1,801	5,873
Currency translation	4,920	613
Fair value of plan assets at end of year	$59,423	$49,097
Funded status	$(11,325)	$(36,864)

The underfunded status of the Company's defined benefit plan has been recorded as a component of other long-term liabilities as of December 31, 2022 and 2021.

Components of net periodic pension cost:
Interest cost	$618	$414
Expected return on plan assets	354	(176)
Amortization of net (gain) loss	(856)	(19)
Service cost	—	—
Net periodic pension (benefit) cost	$116	$219

The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $2,000 are expected to be made during 2023. Benefit payments of $69,000 are expected to be paid through 2030.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2022 and 2021 as follows:

	2022	2021
Discount rate	1.39%	0.77%
Rate of increase in compensation levels	2.00%	2.00%
Expected long-term rate of return on plan assets	1.39%	0.77%

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the years ended December 31, 2022 and 2021, and the location of long-lived assets as of December 31, 2022 and 2021, are summarized as follows:

	Year Ended December 31,
	2022	2021
Revenues:
Americas	$4,372,411	$5,521,206
Asia Pacific	1,984,783	2,764,146
Europe, Middle East, Africa and Other	3,695,054	5,649,543
Total Revenues	$10,052,248	$13,934,895

	2022	2021
Long-lived assets:
Americas	$504,545	$858,417
Asia Pacific	112,301	261,148
Europe, Middle East, Africa and Other	13,551	18,364
Total long-lived assets	$630,397	$1,137,929

For the years ended December 31, 2022 and December 31 2021, the Company had one customer that accounted for 10% or more of total revenue, respectively.

As of December 31, 2022 and 2021, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance, respectively.

(17) Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

Period Ended	Balance at Beginning of Period	Charges / (Benefits) to Revenue	(Increases) Deductions	Balance at End of Period
December 31, 2022	$85,816	(54,044)	6,053	$25,719
December 31, 2021	$151,335	72,461	137,980	$85,816

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

(19) Subsequent Events

Senior Secured Debt

On February 10, 2023, we entered into a letter agreement with Hale Capital that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from December 31, 2023 to June 30, 2024.

Series A Redeemable Convertible Preferred Stock

On February 10, 2023, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to June 30, 2024 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations).

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

The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer and principal accounting officer) have evaluated the effectiveness of its “disclosure controls and procedures” and concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors and executive officers will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2023, and is incorporated herein by reference. The information will appear in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2022, our year-end.

Item 11. Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2023, and is incorporated herein by reference. The information will appear in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, "Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2022, our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2023, and is incorporated herein by reference. The information will appear in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2022, our year-end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2023, and is incorporated by reference. The information will appear in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2022, our year-end.

Item 14. Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2023, and is incorporated herein by reference. The information will appear in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2022, our year-end.

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

4.1 s

Amended and Restated 2006 Incentive Stock Plan incorporated herein by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

4.2	Intentionally omitted.

4.3 s	Form of Restricted Stock Letter Agreement, incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on April 7, 2014.

4.4	Intentionally omitted.

4.5 s	FalconStor Software, Inc. 2016 Incentive Stock Plan, incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A dated March 18, 2016.

4.6	Description of Registered Securities of FalconStor Software, Inc. , incorporated by reference to Exhibit 4.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

4.7

Letter Agreement, dated July 19, 2022, by and among FalconStor Software, Inc., Hale Capital Partners, LP, and HCP-FVA, LLC, regarding redemption of Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 4.1 to the Registrant's quarterly report on Form 10-Q for the period ending September 30, 2022, filed on November 11, 2022.

4.8	Letter Agreement, dated February 10, 2023, by and among FalconStor Software, Inc., Hale Capital Partners, LP, and HCP-FVA, LLC, regarding redemption of Series A Convertible Preferred Stock

10.1

Preferred Stock Purchase Agreement dated as of September 16, 2013 between FalconStor Software, Inc. and Hale Capital Partners, LP, incorporated herein by reference to Exhibit 10.1 to the Registrant's report on Form 8-K dated September 16, 2013.

10.2s	Agreement between FalconStor Software, Inc. and Todd Brooks, dated August 14, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed August 17,2017.

10.3

Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, by and among FalconStor Software, Inc., HCP-FVA, LLC, as Administrative Agent and as a Lender, and the other Loan Parties named therein, incorporated herein by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on February 26, 2018.

10.4	Amendment No. 1 to the FalconStor Software, Inc. 2018 Incentive Stock Plan, incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on June 1, 2021.

10.5	Falconstor Software Inc. 2018 Stock Incentive Plan, incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2018.

10.6

Joinder to Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, by and among FalconStor Software, Inc., HCP-FVA, LLC, as Administrative Agent and as a Lender, and the other Loan Parties named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed October 11, 2018.

10.7

Amendment No. 1 to Amended and Restated Term Loan Credit Agreement dated December 27, 2019 by and among FalconStor Software, Inc., HCP-FVA, LLC, EW Capital, LLC, the lenders party thereto and the other loan parties named therein, incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on January 3, 2020.

10.8

Promissory Note between the Company and Peapack-Gladstone Bank, dated April 28, 2020, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

10.9

Independent Contractor Services Agreement, dated February 11, 2022, between FalconStor Software, Inc. and Alucria Consulting, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on February 17, 2022.

10.10

Letter Agreement, dated July 19, 2022, by and among FalconStor Software, Inc., Hale Capital Partners, LP, and HCP-FVA, LLC, regarding extension of the Hale Capital term loan, incorporated herein by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the period ending September 30, 2022, filed on November 11, 2022.

10.11	Letter Agreement, dated February 10, 2023, by and among FalconStor Software, Inc., Hale Capital Partners, LP, and HCP-FVA, LLC, regarding extension of the Hale Capital term loan

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1*	Consent of Marcum LLP, independent registered public accounting firm..

24.1*	Power of Attorney (set forth on the Signature Page of this Registration Statement).

31.1*	Certification of the Chief Executive Officer.

31.2*	Certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.1	The following financial statements from FalconStor Software, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBLR (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets – December 31, 2022 and December 31, 2021

(ii) Consolidated Statements of Operations – Years Ended December 31, 2022 and 2021

(iii) Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2022 and 2021

(iv) Consolidated Statements of Stockholders’ Deficit – Years Ended December 31, 2022 and 2021

(v) Consolidated Statements of Cash Flows – Years Ended December 31, 2022 and 2021

(vi) Notes to Consolidated Financial Statements – December 31, 2022

*- Filed herewith.

s- Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 23, 2023.

FALCONSTOR SOFTWARE, INC.

By:	/s/ Vincent Sita	March 23, 2023
	Chief Financial Officer and Treasurer	Date
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

By:	/s/ Todd Brooks	March 23, 2023
	Todd Brooks, President & Chief Executive Officer and Director (principal executive officer)	Date

By:	/s/ Vincent Sita	March 23, 2023
	Vincent Sita, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date

By:	/s/ Martin Hale Jr.	March 23, 2023
	Martin Hale Jr., Director	Date

By:	/s/ Michael Kelly	March 23, 2023
	Michael Kelly, Director	Date

By:	/s/ Barry A. Rudolph	March 23, 2023
	Barry A. Rudolph, Director	Date

By:	/s/ William D. Miller	March 23, 2023
	William D. Miller, Director	Date