Form 10-K/A
period 2022-12-31
FALCONSTOR SOFTWARE INC
filed 2023-05-01
CIK 922521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of Common Stock issued and outstanding as of March 31, 2023 was 7,122,199.

Auditor's Name: Marcum LLP, Auditor's Location: Costa Mesa, CA, Auditor's PCAOB Number: 688

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

On March 23, 2023, FalconStor Software, Inc., a Delaware corporation, filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Filing”). Certain Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that a registrant may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (the “Commission”) no later than 120 days after the end of the registrant’s fiscal year. Alternatively, the registrant may provide this information in an amendment to the Form 10-K, if such amendment is filed with the Commission no later than 120 days after the end of the registrant’s fiscal year. Accordingly, this Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements the Original Filing by amending and restating Part III, Items 10 through 14 of the Original Filing.

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

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	9

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

The names of the directors are set forth below:

Name	Position	Age	Director Since
Martin M. Hale, Jr.	Director	51	2013
Michael P. Kelly	Director	75	2014
William D. Miller	Director	62	2016
Barry A. Rudolph	Director	69	2016
Todd Brooks	Director	58	2019

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

Michael P. Kelly served as a director at Adept Technology, Inc. (“Adept”) from April 1997 to October 22, 2015 and also served as Chairman of the Board of Adept from November 2008 to October 22, 2015. Mr. Kelly has also served as Chief Executive Officer of investment bank, Kinsale Associates, Inc., since October 2005. From July 2005 to October 2005, he was the Chief Executive Officer of Cape Semiconductor Inc., a fabless semiconductor company. From 1994 to 2005, Mr. Kelly held the positions of Vice- Chairman and Senior Managing Director of Broadview International, LLC, an international merger and acquisitions advisory firm and a division of Jefferies Group, Inc. Additionally, he has served as a director of Epicor Software Corporation, a provider of enterprise business software solutions, since September 2005. Mr. Kelly received a B.A. in Accounting from Western Illinois University, a M.B.A. from St. Louis University, and is also a Certified Public Accountant. Mr. Kelly has been a director of the Company since October 2014 and our Chairman of the Board since March 2018.

Mr. Kelly was selected as a director by the Majority Holders of the outstanding Series A Preferred Stock. Mr. Kelly’s qualifications to serve on the Board include his experience as an investment banker specializing in technology industries, which provides the Board and the Company with unique and relevant expertise in areas including capital markets, mergers and acquisitions and financing.

William D. Miller has served as Chairman and Chief Executive Officer of Axellio Inc., an edge computing systems company, since November 2018 and has been General Partner of FirstMile Ventures (previously Miller Investment Management), a venture capital fund manager making investments in early stage companies, since 2010. He previously served as CEO of X-IO Technologies, Inc., an enterprise storage company, from February 2015 to October 2018. Mr. Miller is a director of the following private entities: Axellio Inc., Violin Systems LLC, Chromatic Technologies, Inc., New Planet Technologies, Inc., Wanamaker Corp., BurstIQ Inc., and Altia Inc. Mr. Miller was a cofounder and Chief Technology Officer of StorageNetworks. Mr. Miller holds a B.S. in Chemistry from the University of Illinois. Mr. Miller has been a director of the Company since December 2016 and is currently serving for a term which will expire at the Company’s 2024 Annual Meeting of Stockholders and until a successor is elected and qualified. Mr. Miller has been a director of the Company since December 2016.

The following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Miller should serve as a director: his professional background and experience; his current and previously held senior-executive level positions; his service on other public and private company boards; and his extensive experience in technology, software, storage and related industries.

Barry A. Rudolph has served as Chief Executive Officer of VelociData, Inc., a firm that specializes in high performance data transformation and process offload in large corporations, since July 2014, and as a director since December 2012. Mr. Rudolph has also served as a director of Spectra Logic Corporation, a computer data storage company, since December 2015. Previously, Mr. Rudolph served as a director of Dot Hill Systems Corp., a provider of high performance storage arrays, from February 2012 until its sale to Seagate Technology in October 2015. Mr. Rudolph began his career in January 1978 and held numerous senior level positions with IBM until his retirement in November 2010 in a variety of functional areas, including operations, engineering, product development, test and assurance, program management, field support and direct manufacturing. Most recently he was Vice President,

System Networking, for IBM with responsibility for delivering overall networking product strategy, portfolio management and profit and loss management over each of the products in the group. Prior to this position, Mr. Rudolph was Vice President, Storage Strategy, responsible for the development and integration of the storage strategy for IBM including market segmentation and opportunity identification. Prior to that, Mr. Rudolph was Vice President, Stack Integration, responsible for the definition and execution of horizontal solutions and solution selling. Prior positions Mr. Rudolph held at IBM include Vice President and Business Executive, Disk Storage and Software Systems, where he was responsible for all aspects of disk storage and related software business within IBM. He also held an identical role with responsibility for IBM’s tape storage business. Mr. Rudolph holds a B.S. in Engineering and a Master of Science in Electrical Engineering from San Diego State University and an MBA from Santa Clara University. Mr. Rudolph has been a director of the Company since December 2016 and is currently serving for a term which will expire at the Company’s 2024 Annual Meeting of Stockholders and until a successor is elected and qualified. Mr. Rudolph has been a director of the Company since December 2016.

The following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Rudolph should serve as a director: his professional background and experience; his current and previously held senior-executive level positions; his service on other public and private company boards; and his extensive experience in technology, software, storage and related industries.

Todd Brooks is the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Brooks was the Chief Operating Officer at Aurea Software, and Chief Executive Officer of Update Software, a publicly traded company in Europe. Previously, Mr. Brooks was the Chief Operating Officer at Trilogy where he was responsible for the strategic and operational leadership of the firm’s Automotive, Financial Services and Telecom, and Technology & Media business units. Earlier in his career, Mr. Brooks co- founded and managed two technology consulting firms, including eFuel, an early innovator and leader in logistics optimization software for the automotive industry. In addition, Mr. Brooks held leadership roles at FedEx. Mr. Brooks earned a Bachelor’s of Science degree in Aerospace and Ocean Engineering from Virginia Tech, and currently serves on the Advisory Board at Virginia Tech’s Apex Center for Innovation and Entrepreneurship. Mr. Brooks is currently serving for a term which will expire at the Company’s 2025 Annual Meeting of Stockholders and until a successor is elected and qualified. Mr. Brooks has been a director of the Company since February 2019.

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

Under the NASDAQ Standards, a director is considered independent if he or she is not an officer or employee of the Company and does not have any other relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. Under NASDAQ Standards, a director of the Company is not considered independent if he or she (1) has been employed in any capacity by the Company during the past three years; (2) has accepted, or has a close family member who accepted, any payments from the Company in excess of $120,000 in any consecutive twelve-month period during the last three years (subject to certain exceptions); (3) has a close family member who during the past three years was an executive officer of the Company; (4) has been a principal, or has a close family member who was a principal, of any organization to which the Company made or from which it received payments, in any of the past three years, that exceeded the greater of $200,000 or 5% of the annual consolidated gross revenues of the other entity; (5) has been an executive officer of any other entity, or has a close family member who was an executive officer of any other entity, where any of the Company’s executives serves on that other entity’s compensation committee; or (6) has been, or had a family member who was, a partner or employee of the Company’s independent auditor at any time during the last three years.

In determining whether a director or nominee for director is independent, the Board considers all relevant facts and circumstances and may consider a director or nominee not to be independent even if none of the disqualifying factors listed above applies. However, if any of the above disqualifying factors apply, a director or nominee will not be considered independent. The Board currently consists of five directors, all of whom are independent except for Mr. Brooks.

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

MANAGEMENT

Executive Officers of the Company

The following table contains the names, positions and ages of the executive officers of the Company who are not directors.

Name	Position	Age
Vincent Sita	Chief Financial Officer	52

Vincent Sita is the Company’s Chief Financial Officer. Mr. Sita, brings more than 20 years of finance and business experience. Prior to joining the Company, Mr. Sita served as Vice President Finance & Administration at Ricova from January 2021 to February 2022. Prior to joining Ricova, Mr. Sita served as Chief Financial Officer of Rudsak from October 2018 to September 2020, provided business consulting services as the Principal of Alucria Consulting Inc. from August 2018 to February 2019, and served as Vice President Finance North America at ACN from April 2015 to July 2018. Before that, Mr. Sita served in consulting, office and executive finance roles for ACN Canada, iProsum Management Consulting, Bell Canada, Bell Conferencing Inc. and Bell Canada Enterprises. He holds an MBA degree from Universite du Quebec in Montreal and a Bachelor of Commerce degree from Concordia University. Mr. Sita was appointed as the Company’s Chief Financial Officer on February 11, 2022, in connection with which the Company entered into the Sita Agreement (as defined and described in Item 11 below).

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company’s principal executive, financial and accounting officers. The Code of Ethics is available at: http://www.falconstor.com/page/543/Code-of-ethics. The information on the Company’s website or linked to or from the Company’s website is not incorporated by reference into, and does not constitute a part of, this report or any other documents the Company files with, or furnishes to, the SEC.

Delinquent Section 16(a) Reports

Based upon a review of Forms 3, 4, and 5, and amendments thereto furnished to the Company during the fiscal year ended December 31, 2022, the Company is not aware of any director, officer, or beneficial owner of more than 10 percent of any class of Company equities who failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act, during the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the compensation for our Chief Executive Officer and our Chief Financial Officer (each a “Named Executive Officer” or “NEO”). We had no other Named Executive Officers during the fiscal year ended December 31, 2022.

Summary Compensation Table

The following table sets forth certain compensation paid or accrued during the Company’s past two fiscal years for the Company’s (i) President and Chief Executive Officer, and (ii) Executive Vice President, Chief Financial Officer and Treasurer. “All Other Compensation” below consists of certain tax benefits paid by the Company on behalf of the NEOs.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Todd Brooks	2022	$350,000	$17,500	$—	$—	$—	$367,500
President and Chief Executive Officer (Principal Executive Officer)	2021	$350,000	$110,900	$—	$—	$—	$460,900

Vincent Sita (1)	2022	$240,000	$—	$146,067	$—	$—	$386,067
Chief Financial Officer and Treasurer	2021	$—	$—	$—	$—	$—	$—

(1) On February 11, 2022, the Company granted 56,615 shares of restricted stock to Mr. Sita. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on February 11, 2022, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares shall vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company. The dollar amounts in the table represent the total grant date fair value of the 56,615 shares granted in 2022 in accordance with the authoritative guidance issued by the FASB on stock compensation.

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

Vincent Sita

In connection with Mr. Sita’s appointment as Chief Financial Officer and Treasurer, the Board approved an Independent Contractor Services Agreement with Alucria Consulting, Inc. (“Alucria”), an entity owned by Mr. Sita (the “Sita Agreement”), which was executed on February 11, 2022. The Sita Agreement provides that Alucria is entitled to receive a fee of $20,000 per month. Alucria will also be eligible for an additional payment of up to $60,000 annually, based upon the achievement of goals determined by the Company, to be paid quarterly in accordance with standard Company policies. Mr. Sita also received a grant of shares of the Company’s common stock, to be governed by the Company’s 2018 Stock Incentive Plan and subject to specific vesting conditions.

The term of the Sita Agreement shall expire on July 1, 2023, unless earlier terminated by either party in accordance with the terms of the Sita Agreement. Company or Contractor may terminate this Agreement with or without cause upon 30 days prior written notice to Contractor or Company, as applicable. For purposes of this Agreement, Cause shall mean the occurrence of one or more of the following by Contractor: (i) willful and repeated failure to perform duties or contravention in any material respect of specific written lawful directions related to a material duty or responsibility under the Agreement; (ii) conviction of guilty or nolo contendere plea to, a misdemeanor which is materially and demonstrably injurious to the Company or any felony; (iii) commission of an act, or a failure to act, that constitutes fraud, gross negligence or willful misconduct (including without limitation, embezzlement, misappropriation or breach of fiduciary duty resulting or intending to result in personal gain at the expense of the Company); and (iv) violation of any applicable laws, rules or regulations or failure to comply with the ongoing confidentiality, non-solicitation and non-competition obligations to the Company, corporate code of business conduct or other material policies of the Company in connection with or during performance of his duties to the Company that could, in the Company’s opinion, cause material injury to the Company. The Sita Agreement automatically renews for additional one year terms at the expiration of each term unless terminated pursuant to the terms set forth therein.

Outstanding Equity Awards at Fiscal Year End 2022

The following table sets forth equity awards for each NEO outstanding as of December 31, 2022:

Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Todd Brooks President and Chief Executive Officer (Principal Executive Officer)	662,376	(1)	$543,148

Vincent Sita Chief Financial Officer	55,200	(2)	$45,264

(1)
Mr. Brooks was awarded 735,973 shares of restricted stock units on May 31, 2019. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on May 31, 2019, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares vested on the second anniversary of the grant date; 2.5% of the shares vested on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.

(2)
Mr. Sita was awarded 56,615 shares of restricted stock units on February 11, 2022. The restricted stock vests as follows: 2.5% of the shares vested immediately upon grant on February 11, 2022, the grant date; 2.5% of the shares vested on the first anniversary of the grant date; 2.5% of the shares shall vest on the second anniversary of the grant date; 2.5% of the shares shall vest on the third anniversary of the grant date; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.

Payments Upon Severance or Change in Control

Report on Repricing of Options.

None of the stock options granted under any of the Company’s plans were repriced in the fiscal year ended December 31, 2022.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock (1)(a)	Weighted-average exercise price of outstanding options and restricted stock (1)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities refeleted in column (a)(1)(c)
Equity compensation plans approved by security holders - restricted stock	1,316,933	$—	241,899

Equity compensation plans approved by security holders - stock options	4,615	$98.29	—

(1) As of December 31, 2022 we had 241,899 shares of our common stock reserved for issuance under our stock plans with respect to options and warrants (or restricted stock or restricted stock units) that have not been granted. See Note (10) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Director Compensation

Directors who are also employees receive no compensation for serving on the Company’s Board. Non-employee directors are reimbursed for all travel and other expenses incurred in connection with attending Board and Committee meetings.

Messrs. Hale, Kelly, Miller and Rudolph received $12,125, $17,475, $10,975, and $12,100 in directors’ fees, respectively, in connection with their service as a director in 2022. Messrs. Hale, Kelly, Miller and Rudolph are entitled to $48,500, $69,900, $43,775 and $48,400 in the aggregate in connection with their service as a director in 2022, with such cash compensation including a retainer for all directors plus additional amounts based on service on Board committees, and additional amounts payable to Mr. Kelly for serving as Chairman of the Board and Chairman of the Audit Committee, but the Board decided to withhold such additional cash payments until a later date that will be determined by the Board. Based on this compensation plan and assuming continued service as a director in 2023 (including the fees from serving on a committee), Messrs. Hale, Kelly, Miller and Rudolph are entitled to quarterly fees of $12,125 (or $48,500 annually), $17,475 (or $69,900 annually), $10,975 (or $43,900 annually) and $12,100 (or $48,400 annually), respectively. Messrs. Miller and Rudolph received grants of 73,600 shares of restricted stock each on September 30, 2020 and Mr. Kelly received a grant of 44,158 shares of restricted stock on January 16, 2020 and 73,600 shares of restricted stock on September 30, 2020. The restricted shares that were granted on September 30, 2020 vest as follows: 2.5% of the shares vested on September 30, 2021; 2.5% of the shares vested on September 30, 2022; 2.5% of the shares shall vest on September 30, 2023; 2.5% of the shares shall vest on September 30, 2024; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company. The restricted shares that were granted on January 16, 2020 vest as follows: 2.5% of the shares vested immediately upon grant; 2.5% of the shares vested on May 31, 2020; 2.5% of the shares vested on May 31, 2021; 2.5% of the shares vested on May 31, 2022; 45% of the shares shall vest upon preferred investors receiving cash proceeds in return on their invested capital in the Company; and 45% of the shares shall vest upon a change of control of the Company.

2022 Management Incentive Plan

For 2022, management is eligible to earn quarterly bonuses based on achieving targeted cash flow, billings, and retention results which exceed defined minimums.

For 2022, Mr. Brooks received a $17,500 bonus and Mr. Sita did not receive a bonus in connection with the 2022 Management Incentive Plan.

2023 Management Incentive Plan

For 2023, management is eligible to earn quarterly bonuses based on achieving targeted net working capital cash balance, renewal rate, billings, and other specified criteria which are achieved or exceed defined minimums.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning ownership of the Company’s common stock outstanding at March 31, 2023, by (i) each person known by the Company to be the beneficial owner of more than five percent of its common stock, (ii) each director and nominee for director, (iii) each of the Named Executive Officers identified in the summary compensation table, and (iv) all directors, nominees for director and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Class (2)
Martin Hale, Hale Fund Management, LLC Hale Capital Management, LP, Hale Capital Partners, LP, HCP-FVA, LLC (3)	3,653,377	50.9%
Nantahala Capital Management, LLC (4)	638,151	8.9%
ESW Capital, LLC (5)	1,308,068	18.3%
Bard Associates (6)	531,190	7.5%
Michael P. Kelly (7)	17,011	*
Barry Rudolph (8)	16,956	*
William Miller (9)	8,449	*
Todd Brooks (10)	87,146	1.2%
Vincent Sita (11)	2,830	*
All Directors, Nominees for Director and Executive Officers as a Group (12) (6 persons) *Less than one percent	3,785,769	52.8%

(1)
A person is deemed to be the beneficial owner of voting securities over which the person has voting power or that can be acquired by such person within 60 days after March 31, 2023 upon the exercise of options or convertible securities, or upon the lapse or the removal of all restrictions on shares of restricted stock. Each beneficial owner’s percentage ownership is determined by assuming that options or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable (i.e., that are exercisable within 60 days from March 31, 2023) have been exercised. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)
Based upon 7,122,199 shares of common stock outstanding as of March 31, 2023.

(3)
Based on information contained in Forms 4 and a report on Schedule 13D/A filed by Mr. Hale, Hale Fund Management, LLC (“Fund Management”), Hale Capital Management, LP (“Capital Management”), Hale Capital Partners, LP (“Hale Capital”), and HCP-FVA on May 22, 2019 and December 31, 2018. Consists of (i) 3,598,932 shares of common stock held by Hale Capital and HCP-FVA, (ii) 708 shares held by Mr. Hale for the benefit of Hale Capital, and (iii) 558,000 shares of Series A Preferred Stock held by HCP-FVA, which equates to 54,445 shares of common stock on an as- converted basis (without giving effect to the 9.99% blocker contained in the Certificate of Designations), held by HCP- FVA. Each of Mr. Hale, Fund Management, Capital Management and Hale Capital disclaims beneficial ownership of such shares of common stock except to the extent of his or its pecuniary interest. The address of Mr. Hale, Fund Management, Capital Management, Hale Capital and HCP-FVA is 17 State Street, Suite 3230, New York, NY 10004.

(4)
Based on information contained in a report on Schedule 13G/A filed by Nantahala Capital Management, LLC (“Nantahala”), Wilmot B. Harkey and Daniel Mack on February 14, 2023. Consists of (i) 628,415 shares of common stock and (ii) 99,807 shares of Series A Preferred Stock that may be converted for 9,736 shares of common stock within 60 days of March 31, 2023. Messrs. Harkey and Mack are the managing members of Nantahala and disclaim beneficial ownership of such shares of common stock except to the extent of their pecuniary interest. The address of Messrs. Harkey and Mack and Nantahala is 19 Old Kings Highway S, Suite 200, Darien, CT 06820.

(5)
Based on information contained in a report on Schedule 13D/A filed by ESW Capital, LLC and Joseph A. Liemandt on December 31, 2018. Consists of (i) 1,286,135 shares of common stock and (ii) 224,786 shares of Series A Preferred Stock that may be converted for 21,933 shares of common stock within 60 days of March 31, 2023. ESW Capital, LLC and Mr. Liemandt disclaim Section 13(d) beneficial ownership with respect to 21,933 shares of common stock issuable upon conversion of Series A Preferred Stock as a result of the application of the 9.99% blocker contained in the Certificate of Designations. Mr. Liemandt is the sole voting member of ESW Capital, LLC and disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest. The address of Mr. Liemandt and ESW Capital, LLC is 401 Congress Ave., Suite 2650, Austin, TX 78701.

(6)
Based on information contained in a report on Schedule 13G filed by Bard Associates, Inc. on February 6, 2023. Consists of 531,190 shares of common stock. The address of Bard Associates, Inc. is 135 South LaSalle Street, Suite 3700, Chicago, IL 60603.

(7)
Based on information contained in Forms 3 and 4 filed by Mr. Kelly and certain other information. Consists of (i) 16,874 shares of common stock and (ii) 1,405 shares of Series A Preferred Stock held by Mr. Kelly, which equates to 137 shares of common stock on an as-converted basis (without giving effect to the 9.99% blocker contained in the Certificate of Designations), held by Mr. Kelly.

(8)
Based on information contained in Forms 3, 4 and 5 filed by Mr. Rudolph and certain other information. Consists of 16,956 shares of common stock.

(9)
Based on information contained in Forms 3, 4 and 5 filed by Mr. Miller and certain other information. Consists of (i) 8,449 shares of common stock held by Mr. Miller and (ii) 26 shares of common stock held by PV Strategies LLC, a hedge fund managed by Miller Investment Management LLC, a registered investment adviser of which Mr. Miller is a principal. Mr. Miller, as a principal of Miller Investment Management LLC, may be deemed the beneficial owner of shares owned by PV Strategies LLC. Mr. Miller disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(10)
Based on information contained in Forms 3, 4 and 5 filed by Mr. Brooks and certain other information. Consists of 87,146 shares of common stock.

(11)
Based on information contained in Forms 3 and 4 filed by Mr. Sita and certain other information. Consists of 2,830 shares of common stock.

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

Related Party Transactions Reviewed During 2021 and 2022

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

As described further in Note (7) Notes Payable, The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the June Offering, we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into a letter agreement with Hale Capital (the "Second Loan Extension Letter Agreement"), that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. The senior secured debt bears interest at prime plus 0.75%. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the maturity date of the senior secured debt to June 30, 2024.

As described further in Note (8) Series A Redeemable Convertible Preferred Stock, The holders of our outstanding Series A Preferred Stock have a mandatory redemption right that may be exercised only with the approval of Hale Capital and HCP-FVA. In connection with the June Offering, the effective date of such redemption right was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock to June 30, 2024, as described in Note (19), Subsequent Events.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

Fees for services rendered by Marcum LLP (“Marcum”) for the years 2022 and 2021 are as follows:

Audit Fees: Fees billed for professional services rendered by Marcum for the audit of the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2021 and the reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Qs during such fiscal year. These fees also include (i) statutory audits of certain Company subsidiaries, (ii) audit of internal control over financial reporting, required under Section 404 of the Act, and (iii) consent fees.

Audit Related Fees: None.

Tax Fees: Fees billed for tax-related services for certain Company subsidiaries rendered by (i) Marcum in 2022 and 2021 to the Company.

All Other Fees: Fees billed for professional services rendered by Marcum related to comfort reviews for two equity raises in 2021.

The approximate fees for each category were as follows:

	Years Ended December 31,
Description	2022	2021
Audit Fees	$184,020	$252,130
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$59,740

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

Date: May 1, 2023

INDEX TO EXHIBITS

The Index to Exhibits previously filed in the Original Filing remains in effect with the exception of the addition of the following exhibits, filed herewith:

Exhibit

No. Exhibit

31.3* Certification of the Chief Executive Officer

31.4* Certification of the Chief Financial Officer

* Filed herewith.