Form 10-Q
period 2023-03-31
FALCONSTOR SOFTWARE INC
filed 2023-05-10
CIK 922521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 8, 2023, the registrant had 7,122,199 shares of common stock, $0.001 par value per share, outstanding.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,839,227	$2,011,062
Accounts receivable, net	1,790,174	2,278,802
Prepaid expenses and other current assets	1,033,747	897,493
Contract assets, net	247,451	181,933
Total current assets	4,910,599	5,369,290
Property and equipment, net	78,126	86,263
Operating lease right-of-use assets, net	17,370	34,416
Software development costs, net	46,001	53,057
Other assets	37,741	98,747
Goodwill	4,150,339	4,150,339
Other intangible assets, net	13,285	20,086
Long-term contract assets, net	263,768	357,914
Total assets	$9,517,229	$10,170,112
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$436,711	$387,379
Accrued expenses	1,220,138	1,427,979
Current portion of lease liabilities	17,370	34,416
Short-term note payable	101,227	177,149
Deferred revenue	3,589,822	3,684,742
Total current liabilities	5,365,268	5,711,665
Other long-term liabilities	956,267	956,023
Notes payable, net of debt issuance costs and discounts	2,165,874	2,163,090
Deferred tax liabilities	537,766	537,651
Deferred revenue, net of current portion	1,402,131	1,281,107
Total liabilities	10,427,306	10,649,536
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $16,299,546 and $15,984,331, respectively	16,253,084	15,928,018
Stockholders' deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 7,122,199 shares and 7,118,609 shares issued and outstanding, respectively	7,122	7,119
Additional paid-in capital	110,524,978	110,844,716
Accumulated deficit	(125,954,948)	(125,507,178)
Accumulated other comprehensive loss	(1,740,313)	(1,752,099)
Total stockholders' deficit	(17,163,161)	(16,407,442)
Total liabilities and stockholders' deficit	$9,517,229	$10,170,112

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$1,022,186	$594,928
Support and services revenue	1,246,210	1,454,179
Total revenue	2,268,396	2,049,107
Cost of revenue:
Product	34,129	20,719
Support and service	341,188	394,549
Total cost of revenue	375,317	415,268
Gross profit	$1,893,079	$1,633,839
Operating expenses:
Research and development costs	618,527	705,981
Selling and marketing	802,566	1,189,846
General and administrative	892,654	849,939
Restructuring costs	—	744
Total operating expenses	2,313,747	2,746,510
Operating income (loss)	(420,668)	(1,112,671)
Interest and other expense	(79,863)	(117,995)
Income (loss) before income taxes	(500,531)	(1,230,666)
Income tax expense (benefit)	(52,761)	(121,260)
Net income (loss)	$(447,770)	$(1,109,406)
Less: Accrual of Series A redeemable convertible preferred stock dividends	315,215	300,921
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	9,851	14,815
Net income (loss) attributable to common stockholders	$(772,836)	$(1,425,142)
Basic net income (loss) per share attributable to common stockholders	$(0.11)	$(0.20)
Diluted net income (loss) per share attributable to common stockholders	$(0.11)	$(0.20)
Weighted average basic shares outstanding	7,119,735	7,082,276
Weighted average diluted shares outstanding	7,119,735	7,082,276

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(447,770)	$(1,109,406)
Other comprehensive income (loss), net of applicable taxes
Foreign currency translation	11,786	33,510
Total other comprehensive income (loss), net of applicable taxes:	11,786	33,510
Total comprehensive income (loss)	$(435,984)	$(1,075,896)
Less: Accrual of Series A redeemable convertible preferred stock dividends	315,215	300,921
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	9,851	14,815
Total comprehensive income (loss) attributable to common stockholders	$(761,050)	$(1,391,632)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2023	7,118,609	$7,119	$110,844,716	$(125,507,178)	$(1,752,099)	$(16,407,442)
Net income (loss)				(447,770)		(447,770)
Share-based compensation to employees			5,331			5,331
Shares issued in connection with vesting of restricted stock	3,590	3	(3)			—
Accretion of Series A redeemable convertible preferred stock			(9,851)			(9,851)
Dividends on Series A redeemable convertible preferred stock			(315,215)			(315,215)
Foreign currency translation					11,786	11,786
Balance at March 31, 2023	7,122,199	7,122	110,524,978	(125,954,948)	(1,740,313)	(17,163,161)

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at January 1, 2022	7,082,276	$7,082	$112,349,613	$(123,462,638)	$(1,860,040)	$(12,965,983)
Net income (loss)				(1,109,406)		(1,109,406)
Share-based compensation to employees			8,184			8,184
Shares issued in connection with vesting of restricted stock			—			—
Accretion of Series A redeemable convertible preferred stock			(14,815)			(14,815)
Dividends on Series A redeemable convertible preferred stock			(300,921)			(300,921)
Foreign currency translation					33,510	33,510
Balance at March 31, 2022	7,082,276	7,082	112,042,061	(124,572,044)	(1,826,530)	(14,349,431)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(447,770)	$(1,109,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,101	35,519
Amortization of debt discount on notes payable	2,783	2,148
Amortization of right of use assets	17,046	21,512
Share-based payment compensation	5,331	8,184
Recovery of returns and doubtful accounts	33,695	(18,740)
Changes in operating assets and liabilities:
Accounts receivable	452,374	2,044,122
Prepaid expenses and other current assets	(141,566)	(222,019)
Contract assets	28,628	13,120
Inventory	—	7,667
Other assets	63,516	5,437
Accounts payable	65,293	389,847
Accrued expenses and other long-term liabilities	(204,083)	(259,405)
Operating lease liabilities	(17,046)	(21,512)
Deferred revenue	28,348	(682,055)
Net cash provided by (used in) operating activities	(88,350)	214,419
Cash flows from investing activities:
Purchases of property and equipment	(2,898)	—
Net cash provided by (used in) investing activities	(2,898)	—
Cash flows from financing activities:
Cash Paid for Payroll Taxes on Restricted Stock Unit Release	(681)	—
Payments of short-term debt	(75,921)	—
Net cash provided by (used in) financing activities	(76,602)	—
Effect of exchange rate changes on cash and cash equivalents	(3,985)	(13,989)
Net increase (decrease) in cash and cash equivalents	(171,835)	200,430
Cash and cash equivalents, beginning of period	2,011,062	3,181,209
Cash and cash equivalents, end of period	$1,839,227	$3,381,639
Supplemental disclosures:
Cash paid for interest	$46,746	$21,554
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$315,215	$300,921
Accretion of Series A redeemable convertible preferred stock	$9,851	$14,815

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

(a) The Company and Nature of Operations

FalconStor Software, Inc., a Delaware corporation ("we", the "Company" or "FalconStor"), is a trusted data protection software leader modernizing disaster recovery and backup operations for the hybrid cloud world. The Company enables enterprise customers and managed service providers to secure, migrate, and protect their data while reducing data storage and long-term retention costs by up to 95%. More than 1,000 organizations and managed service providers worldwide standardize on FalconStor as the foundation for their cloud first data protection future.

(b) Liquidity

As of March 31, 2023, the Company had a working capital deficiency of $0.5 million, which is inclusive of current deferred revenue of $3.6 million, and a stockholders' deficit of $17.2 million. During the three months ended March 31, 2023, the Company had net loss of $0.4 million and negative cash flow from operations of $0.1 million. The Company's total cash balance as of March 31, 2023 was $1.8 million, a decrease of $0.2 million compared to $2.0 million on December 31, 2022.

The Company’s principal sources of liquidity as of March 31, 2023 consisted of cash and future cash anticipated to be generated from operations. The Company generated negative net income and negative cash flows from operations during the three months ended March 31, 2023, and it reported negative working capital as of March 31, 2023.

The Company is currently a party to an Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, as amended December 27, 2019, by and between the Company and HCP-FVA, LLC (“HCP-FVA”), (the “Amended and Restated Loan Agreement”). In connection with the then-proposed public offering of the Company as described in the Company's Registration Statement on Form S-1, as amended, originally filed on June 3, 2021 (the "June Offering"), we entered into a letter agreement with Hale Capital Partners, LP (“Hale Capital”), dated June 2, 2021 (the “Loan Extension Letter Agreement”), that provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into a letter agreement with Hale Capital (the "Second Loan Extension Letter Agreement"), that provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the maturity date of the senior secured debt to June 30, 2024 (the "Third Loan Extension Letter Agreement"). See Note (9) Notes Payable for more information.

Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock, the effective date of the mandatory redemption right of the Company's Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to that certain Amendment No. 1 to the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, dated as of June 24, 2021 (as amended, the “Certificate of Designations”). On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). If such Series A Preferred Stock was redeemed on March 31, 2023, the Company would have been required to pay the holders of the Series A Preferred Stock $16.3 million. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock to June 30, 2024.

The Company believes its current cash balances together with anticipated cash flows from operating activities will be sufficient to meet its working capital requirements for at least one year from the date the consolidated financial statements were issued.

(c) COVID-19 Pandemic, Geopolitical and Other Macroeconomic Impacts to our Operating Environment

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company at March 31, 2023, and the results of its operations for the three months ended March 31, 2023 and 2022. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K").

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (together with all subsequent amendments, ("Topic 326"))", which replaced the previous U.S. GAAP that required an incurred loss methodology for recognizing credit losses and delayed recognition until it was probable a loss had been incurred. Topic 326 replaced the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of reasonable and supportable information to estimate credit losses. This provision was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In February 2020, the FASB issued ASU 2020-02, "Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)", which delayed the effective date of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company adopted Topic 326 effective January 1, 2023. The impact of adoption of this standard was not material on the Company’s consolidated financial statements.

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) Summary of Significant Accounting Policies of the 2022 Form 10-K. There have been no significant changes in the Company's significant accounting policies since December 31, 2022. For a description of the Company's significant accounting policies refer to the 2022 Form 10-K.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a contract asset when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing. For perpetual licenses with multi-year maintenance agreements, the Company invoices the license and generally one year of maintenance with future maintenance generally invoiced annually. For multi-year subscription licenses, the Company generally invoices customers annually at the beginning of each annual coverage period. The Company records a contract asset related to revenue recognized for multi-year on-premises licenses as its right to payment is conditioned upon providing product support and services in future years.

As of March 31, 2023 and December 31, 2022, accounts receivable, net of allowance for doubtful accounts, was $1.8 million and $2.3 million, respectively. A provision for expected credit losses for accounts receivables and contract assets that share similar risk characteristics is recorded based on an evaluation of historical loss experience, current conditions, and reasonable and supportable forecasts. Accounts are written off when it becomes apparent that such amounts will not be collected, generally when amounts are past due by greater than nine months. Our provision for credit loss on accounts receivable was $54,869 as of March 31, 2023 and $25,720 as of December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, short and long-term contract assets, net of provision for credit loss, was $0.5 million and $0.5 million, respectively. Our provision for credit loss on contract assets was $5,112 and zero as of March 31, 2023 and December 31, 2022 , respectively.

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

Changes in deferred revenue were as follows:

Three Months Ended March 31, 2023
Balance at January 1, 2023	$4,965,849
Deferral of revenue	2,293,933
Recognition of revenue	(2,268,396)
Change in reserves	567
Balance at March 31, 2023	$4,991,953

During the three months ended March 31, 2023 and 2022, revenue of $1.3 million and $1.4 million respectively, was recognized from the deferred revenue balance at the beginning of each period.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $5.0 million as of March 31, 2023, of which the Company expects to recognize approximately 72% of such amount as revenue over the next 12 months and the remainder thereafter.

Approximately $1.6 million of revenue is expected to be recognized from remaining performance obligations for unbilled support and services as of March 31, 2023. We expect to recognize revenue on approximately 39% of these remaining performance obligations over the next twelve months, with the balance recognized thereafter.

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

Right of Use Assets and Liabilities

We have various operating leases for office facilities that are expected to continue through 2023. Below is a summary of our ROU assets and liabilities as of March 31, 2023.

Right of use assets	$17,370
Lease liability obligations, current	17,370
Lease liability obligations, less current portion	—
Total lease liability obligations	$17,370
Weighted-average remaining lease term	0.25
Weighted-average discount rate	3.35%

	Three Months Ended March 31,
	2023	2022
Components of lease expense:
Operating lease cost	$33,118	$32,094
Sublease income	—	—
Net lease cost	$33,118	$32,094

During the three months ended March 31, 2023, operating cash flows from operating leases were approximately $17,467.

Approximate future minimum lease payments for our ROU assets over the remaining lease periods as of March 31, 2023, are as follows:

2023 (remaining)	$17,467
2024	—
Total minimum lease payments	$17,467
Less interest	97
Present value of lease liabilities	$17,370

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Stock options	4,965	5,690
Restricted stock	73,685	86,520
Series A redeemable convertible preferred stock	159,039	144,321
Total anti-dilutive common stock equivalents	237,689	236,531

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022

Gross carrying amount	$15,511,967	$15,505,431
Accumulated depreciation	(15,433,841)	(15,419,168)
Property and Equipment, net	$78,126	$86,263

For the three months ended March 31, 2023 and 2022, depreciation expense was $11,244 and $23,344, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022

Gross carrying amount	$3,015,132	$3,015,132
Accumulated amortization	(2,969,131)	(2,962,075)
Software development costs, net	$46,001	$53,057

During the three months ended March 31, 2023 and 2022, the Company recorded $7,056 and $1,639, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$4,041,216	$4,041,216
Accumulated amortization	(4,027,931)	(4,021,130)
Net carrying amount	$13,285	$20,086

For the three months ended March 31, 2023 and 2022, amortization expense was $6,801 and $10,536, respectively.

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

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of March 31, 2023:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	1,692,797	241,899	1,312,853

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of March 31, 2023:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	2,250
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	2,715

A summary of the Company’s restricted stock activity for the three months ended March 31, 2023 is below. Such restricted stock did not bestow any voting or dispositive power and is not deemed outstanding until they vest.

Number of Restricted Stock Awards
Non-Vested at January 1, 2023	1,316,933
Granted	—
Vested	(4,080)
Forfeited	—
Non-Vested at March 31, 2023	1,312,853

The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cost of revenue - Support and Service	125	408
Research and development costs	976	1,879
Selling and marketing	2,334	4,511
General and administrative	1,896	1,386
	$5,331	$8,184

(8) Income Taxes

The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended March 31, 2023, the Company recorded an income tax benefit of $52,761. The effective tax rate for the three months ended March 31, 2023 was 10.5%. The effective tax rate differs from the statutory rate of 21% due to the mix of foreign and domestic earnings, foreign withholding taxes and the application of valuation allowances that are applicable with respect to the Company. As of March 31, 2023, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company had not recorded any income tax benefit as such amounts are fully offset with a valuation allowance.

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

The Company’s total unrecognized tax benefits, excluding interest, as of March 31, 2023 and March 31, 2022 were $71,296 and $79,518, respectively. As of March 31, 2023 and March 31, 2022, the Company had $42,088 and $44,462, respectively, of accrued interest reflected in accrued expenses.

(9) Notes Payable

The notes payable balance consists of the following:

Total notes payable, net at January 1, 2023	$2,340,239
Accretion of discount	2,783
Repayment of AFCO financing	$(75,921)
Total notes payable, net at March 31, 2023	$2,267,101

Senior Secured Debt

The Company is currently a party to the Amended and Restated Loan Agreement. The senior secured debt bears interest at prime plus 0.75%. In connection with the June Offering, we entered into the Loan Extension Letter Agreement with Hale Capital, which provided for an extension of the maturity date on Hale Capital’s portion of the outstanding indebtedness owed under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into the Second Loan Extension Letter Agreement with Hale Capital, which provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. On February 10, 2023, the Company entered into the Third Loan Extension Letter Agreement with Hale Capital to further extend the maturity date of the senior secured debt to June 30, 2024. The Company concluded the extensions under the Second Loan Extension Letter Agreement and Third Loan Extension Letter Agreement resulted in a debt modification under ASC 470-50, Modifications and Extinguishments, and therefore no gain or loss was required to be recognized. The changes were accounted for prospectively using the new effective interest rate of the loan.

In the event the term notes issued pursuant to the Amended and Restated Loan Agreement (the “Term Loan”) are prepaid for any reason, such prepayment will be subject to the payment of a premium in an amount equal to 5% of the principal amount prepaid. The Term Loan is required to be prepaid upon the occurrence of certain events, including but not limited to certain asset dispositions, the incurrence of additional indebtedness, the receipt of insurance proceeds, and a change of control, subject to certain exceptions.

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

As of March 31, 2023, the Company was in compliance with the financial covenants contained in the Amended and Restated Loan Agreement.

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

As of March 31, 2023, the balance payable to AFCO for this arrangement was $101,227 and is reflected as a "short-term note payable" on the Company's consolidated balance sheets.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Company had no Level 1 securities at March 31, 2023 and December 31, 2022.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At March 31, 2023 and December 31, 2022, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At March 31, 2023 and December 31, 2022, the Level 3 category included derivatives. The Company did not hold any cash and cash equivalents categorized as Level 3 as of March 31, 2023 or December 31, 2022.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	$821,640	$—	$—	$821,640
Total derivative liabilities	821,640	—	—	821,640

Total assets and liabilities measured at fair value	$821,640	$—	$—	$821,640

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	$821,726	$—	$—	$821,726
Total derivative liabilities	821,726	—	—	821,726

Total assets and liabilities measured at fair value	$821,726	$—	$—	$821,726

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

The Company’s Series A Preferred Stock and notes payable are measured at amortized cost using an effective interest rate of 10.2% and 9.2% yield, respectively.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Beginning Balance	$821,726	$776,623
Total (gain) loss recognized in earnings	(86)	7,702
Ending Balance	$821,640	$784,325

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

(11) Commitments and Contingencies

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2023, the Company has not incurred any costs related to warranty obligations.

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

As described under Note (12) Series A Redeemable Convertible Preferred Stock the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of March 31, 2023, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

In addition, as of March 31, 2023, the Company's liability for uncertain tax positions totaled $113,385. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

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

The holders of our outstanding Series A Preferred Stock have a mandatory redemption right that may be exercised only with the approval of Hale Capital and HCP-FVA. In connection with the June Offering, the effective date of such redemption right was extended from July 30, 2021 to July 30, 2023 pursuant to an amendment to the Certificate of Designations, dated as of June 24, 2021. On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock to June 30, 2024. The Company concluded the extensions resulted in a debt modification under ASC 470-50, Modifications and Extinguishments, and therefore no gain or loss was required to be recognized. The change is accounted for prospectively using the new effective interest rate of the preferred stock.

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

As of March 31, 2023 and December 31, 2022, the fair value of these derivative instruments were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the three months ended March 31, 2023 and 2022 was included in “interest and other expense” within the consolidated statement of operations.

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the June Offering, Hale Capital Partners, which was the sole holder of the Series A Preferred Stock, agreed to the extension of the mandatory redemption right and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the three months ended March 31, 2023 and 2022, respectively.

The Series A Preferred Stock consists of the following:

Total Series A redeemable convertible preferred stock, net at January 1, 2023	$15,928,018
Accrued dividends	315,215
Accretion of preferred stock	9,851
Total Series A redeemable convertible preferred stock, net at March 31, 2023	$16,253,084

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2023 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2023	$(1,742,217)	$(9,882)	$(1,752,099)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	11,786	—	11,786
Total other comprehensive income (loss)	11,786	—	11,786
Accumulated other comprehensive income (loss) at March 31, 2023	$(1,730,431)	$(9,882)	$(1,740,313)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2022 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at January 1, 2022	$(1,881,005)	$20,965	$(1,860,040)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	33,510	—	33,510
Total other comprehensive income (loss)	33,510	—	33,510
Accumulated other comprehensive income (loss) at March 31, 2022	$(1,847,495)	$20,965	$(1,826,530)

(14) Stockholders' Equity

Stock Repurchase Activity

During the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares of its common stock. As of March 31, 2023, the Company had the authorization to repurchase 49,078 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three months ended March 31, 2023 and 2022, and the location of long-lived assets as of March 31, 2023 and December 31, 2022, are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Revenue:
Americas	$936,846	$848,308
Europe, Middle East, Africa and Other	994,714	804,994
Asia Pacific	336,836	395,805
Total Revenue	$2,268,396	$2,049,107

	March 31, 2023	December 31, 2022
Long-lived assets:
Americas	$337,433	$504,545
Asia Pacific	91,897	112,301
Europe, Middle East, Africa and Other	13,676	13,551
Total long-lived assets	$443,006	$630,397

For the three months ended March 31, 2023 and 2022, the Company had two customers that accounted for 10% or more of total revenue, respectively.

As of March 31, 2023, the Company had four customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2022, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance.

(17) Restructuring Costs

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of fiscal 2017 reduced the Company’s workforce to approximately 86 employees at December 31, 2018. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort, the Company vacated a portion of its former Melville, NY office space during the three months ended June 30, 2018. During the fiscal year ended December 31, 2021, the Company incurred lease disposal-related costs for this property of $833,313. The Melville, NY lease which ended on April 30, 2021 with a gross annualized rental cost of $1.5 million, will not be replaced. The Company expects the remaining accrued severance-related costs of $55,747 as of March 31, 2023 to be paid once final settlement litigation is completed. Such litigation stems from termination of several employees in France and office closure; all expected to be settled by December 31, 2023.

The following table summarizes the activity during 2022 through March 31, 2023 related to restructuring liabilities recorded in connection with the 2017, 2019 and 2020 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at January 1, 2022	$134,663	$—	$134,663
Provisions/Additions	—	744	744
Translation Adjustment	(2,534)	—	(2,534)
Balance at March 31, 2022	$132,129	$744	$132,873
Provisions/Additions	—	(744)	(744)
Translation Adjustment	(8,112)	—	(8,112)
Balance at June 30, 2022	$124,017	$—	$124,017
Translation Adjustment	(7,518)	—	(7,518)
Balance at September 30, 2022	$116,499	$—	$116,499
Provisions/Additions	—	—	—
Translation Adjustment	10,976	—	10,976
Balance at December 31, 2022	$127,475	$—	$127,475
Provisions/Additions	—	—	—
Payments	(72,639)	—	(72,639)
Translation Adjustment	911	—	911
Balance at March 31, 2023	$55,747	$—	$55,747

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

During the first quarter of 2023, we continued to deliver innovation and to enhance each of our products. Our StorSafeTM solution is a vital backup long-term archive retention tool in enterprise IT departments’ data protection arsenal and for MSPs that provide data protection as a service to enterprise companies. It enables them to modernize their backup and archive environments, leverage efficient hybrid- and public-cloud storage environments, such as those provided by IBM PowerVS Cloud, AWS and Microsoft Azure, save operational costs, and improve restore performance for rapid remote disaster recovery.

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

During the first quarter of 2023, we continued to expand our strategic reseller relationship with IBM. Through this strategic reseller relationship, IBM and FalconStor co-market joint solutions consisting of FalconStor’s VTL/StorSafe software, IBM Cloud Object Storage (“COS”), and IBM Power Virtual Servers (“PowerVS”) for efficient application and data migration from on-premises environments to IBM PowerVS Cloud, and on-going SaaS-based backup and restore within IBM PowerVS Cloud. While we expect this relationship to provide healthy recurring revenue growth in the future as our joint solutions are sold on a monthly consumption basis (MRR), our accelerated focus in these types of hybrid cloud relationships, and associated realignment of our sales teams, will continue to contribute to total GAAP revenue fluctuations in the short-term.

For the first quarter of 2023, our total revenue increased 10.7% year-over-year. Q1 2023 generated a net loss of $447,770, compared to a net loss of $1,109,406 in the first quarter of 2022. We managed operating costs to $2,313,747 in the quarter compared to $2,746,510 in Q1 2022.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2022.

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations and their corresponding percentage of total revenue for the three months ended March 31, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change
(amounts in dollars)	2023		2022		Period to Period
Revenue:
Product revenue	$1,022,186	45%	$594,928	29%	$427,258	72%
Support and services revenue	1,246,210	55%	1,454,179	71%	(207,969)	(14)%
Total revenue	2,268,396	100%	2,049,107	100%	219,289	11%
Cost of revenue:
Product	34,129	2%	20,719	1%	13,410	65%
Support and service	341,188	15%	394,549	19%	(53,361)	(14)%
Total cost of revenue	375,317	17%	415,268	20%	(39,951)	(10)%
Gross profit	1,893,079	83%	1,633,839	80%	259,240	16%
Operating expenses:
Research and development costs	618,527	27%	705,981	34%	(87,454)	(12)%
Selling and marketing	802,566	35%	1,189,846	58%	(387,280)	(33)%
General and administrative	892,654	39%	849,939	41%	42,715	5%
Restructuring costs	—	—%	744	0%	(744)	(100)%
Total operating expenses	2,313,747	102%	2,746,510	134%	(432,763)	(16)%
Operating income (loss)	(420,668)	(19)%	(1,112,671)	(54)%	692,003	62%
Interest and other expense	(79,863)	(4)%	(117,995)	(6)%	38,132	32%
Income (loss) before income taxes	(500,531)	(22)%	(1,230,666)	(60)%	730,135	59%
Income tax expense (benefit)	(52,761)	(2)%	(121,260)	(6)%	68,499	56%
Net income (loss)	$(447,770)	(20)%	$(1,109,406)	(54)%	$661,636	60%
Less: Accrual of Series A redeemable convertible preferred stock dividends	315,215	14%	300,921	15%	14,294	5%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	9,851	0%	14,815	1%	(4,964)	(34)%
Net income (loss) attributable to common stockholders	$(772,836)	(34)%	$(1,425,142)	(70)%	$652,306	46%

Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. During the three months ended March 31, 2023, we recognized revenue of $2.3 million, compared with $2.0 million in the prior year period.

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

For the three months ended March 31, 2023 and 2022, product revenue represented 45% and 29% of our total revenue, respectively. Product revenue of $1.0 million for the three months ended March 31, 2023 increased by $427,258, or 72%, from $0.6 million in the prior year period. Product revenue during the three months ended March 31, 2023 increased due to contract orders placed in the first quarter of 2023.

We continue to invest in our product portfolio by refreshing and updating our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and Services Revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Revenues associated with professional and engineering services are recognized at a point in time upon customer acceptance. Support and services revenue decreased 14.3% from $1.5 million for the three months ended March 31, 2022 to $1.2 million for the three months ended March 31, 2023. The decrease in support and services revenue from the previous year was primarily attributable to decreases in maintenance and technical support services revenue.

Maintenance and technical support services revenue for the three months ended March 31, 2023 decreased by $0.2 million to $1.2 million, compared to $1.4 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in maintenance and technical support service revenue from the previous year reflects a decline in new contracts and renewals.

Professional services revenue decreased from $5,835 for the three months ended March 31, 2022 to $3,000 for the three months ended March 31, 2023. Professional services revenue will vary depending on the number of solutions for which customers elect to purchase engineering or professional services to assist with their implementations or other projects. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended March 31, 2023 decreased 10% to $375,317, compared with $415,268 in the prior year period. Total gross profit increased $0.3 million, or 16%, to $1.9 million for the three months ended March 31, 2023, compared with $1.6 million for the prior year period. Total gross margin increased to 83% for the three months ended March 31, 2023, compared with 80% for the prior year period. The increase in our total gross profit, in absolute dollars, was due to increased revenue and a decrease in our cost of revenue. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of warranty expenses related to prior hardware sales. Cost of product revenue for the three months ended March 31, 2023 increased to $34,129, compared with $20,719 in the prior year period. This increase in cost of product revenue for the three months ended March 31, 2023 was primarily due to increased product orders placed in the current period, compared to the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended March 31, 2023 decreased 14% to $341,188, compared with $394,549 in the prior year period. Support and service gross margin remained unchanged at 73 % for the three months ended March 31, 2023, compared with 73 % for the prior year period. The decrease in the cost of support and service revenue was primarily related to decreased contractors and professional fees.

Operating Expenses

Our operating expenses for the three months ended March 31, 2023 decreased by $0.4 million to $2.3 million from $2.7 million, for the previous year period.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased by $87,454, or 12%, to $618,527 for the three months ended March 31, 2023, from $705,981 in the prior year period. The decrease in research and development costs was primarily related to a continued decrease in overall salaries and benefits expenses, combined with no bonus expense.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses declined $387,280, or 33%, to $802,566 for the three months ended March 31, 2023 from $1,189,846 in the prior year period. The decrease in selling and marketing expenses was primarily related to commissions, promotional campaign expenses, contractors, professional fees, and no bonus expense.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased slightly by $42,715 to $892,654 for the three months ended March 31, 2023, compared to $849,939 for the prior year period. The increase in general and administrative expenses was due primarily to an increase in professional fees and contractors which were partially offset by a reduction in personnel costs.

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

There was no restructuring expense in the three months ended March 31, 2023, a decrease of $744 from the prior year.

Interest and Other (Loss) Income, Net

Interest and other (loss) income is comprised of interest expense on our term loan, foreign currency gains and losses and the change in fair value of our embedded derivatives. Interest and other expense, net, decreased $38,132 to a loss of $79,863 for the three months ended March 31, 2023, compared with a loss of $117,995 in the prior year period. The decrease in interest and other expense primarily relates to payments made on outstanding debt. The fluctuation in interest and other (loss) income from quarter to quarter also relates to interest expense, foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. For more information on our derivative instruments, see Note (10) Fair Value Measurements to our unaudited condensed consolidated financial statements.

Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded income tax benefit of $52,761 and benefit of $121,260, respectively, consisting primarily of state and local, and foreign taxes.

As of March 31, 2023, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity and Company Obligations

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of March 31, 2023 and December 31, 2022 totaled $1.8 million and $2.0 million, respectively.

We are currently a party to the Amended and Restated Loan Agreement. In connection with the June Offering, we entered into the Loan Extension Letter Agreement, which provided for an extension of the maturity date on the portion of the outstanding indebtedness owed to Hale Capital under the Amended and Restated Loan Agreement to June 30, 2023. The remaining principal amount outstanding, which was owed to other lenders, was repaid in full. On July 19, 2022, we entered into the Second Loan Extension Letter Agreement, which provided for a subsequent extension of the maturity date on the outstanding indebtedness owed under the Amended and Restated Loan Agreement from June 30, 2023 to December 31, 2023. On February 10, 2023, the Company entered into the Third Loan Extension Letter Agreement to further extend the maturity date of the senior secured debt. See Note (9) Notes Payable to our unaudited condensed consolidated financial statements for more information. Also, as described further in Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements, the effective date of the mandatory redemption right of the Company’s Series A Preferred Stock held by HCP-FVA and Hale Capital was extended from July 30, 2021 to July 30, 2023 pursuant to the Certificate of Designations. On July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). If such Series A Preferred Stock was redeemed at March 31, 2023, the Company would have been required to pay the holders of the Series A Preferred Stock $16.3 million. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock. See Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements for more information.

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

Liquidity

As of March 31, 2023, we had a working capital deficiency of $0.5 million, which is inclusive of current deferred revenue of $3.6 million, and a stockholders' deficit of $17.2 million. During the three months ended March 31, 2023, the Company had a net loss of $0.4 million and negative cash flow from operations of $0.1 million. The Company's total cash balance at March 31, 2023 was $1.8 million, a decrease of $0.2 million compared to December 31, 2022.

Although there can be no assurance, based on its projected cash flows from operations, recently completed financing activities, cost cutting measures in place and existing cash on hand, the Company is projecting to have sufficient liquidity and to be cash flow positive through the next 12 months.

Cash Flow Analysis

Cash flow information is as follows:

	Three Months Ended March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$(88,350)	$214,419
Investing activities	(2,898)	—
Financing activities	(76,602)	—
Effect of exchange rate changes	(3,985)	(13,989)
Net increase (decrease) in cash and cash equivalents	$(171,835)	$200,430

Cash Flows from Operating Activities

For the three months ended March 31, 2023, our net cash and cash equivalents used in operating activities was $0.1 million which consisted of a net loss of $0.4 million, partially offset by cash outflows from changes in operating assets and liabilities of $0.3 million and non-cash adjustments of $0.1 million. Non-cash adjustments primarily consisted of depreciation and amortization, amortization of right of use assets and recovery of returns and doubtful accounts. The primary drivers of the changes in operating assets and liabilities were cash inflows from a decrease in accounts receivable, a decrease in accrued expenses and other long-term liabilities, a decrease in prepaid expenses and other current assets, and a decrease in accounts payable, which were partially offset by cash outflows from a decrease in deferred revenue.

For the three months ended March 31, 2022, our net cash and cash equivalents provided by operating activities was $0.2 million which consisted of cash outflows from changes in operating assets and liabilities of $1.3 million, non-cash adjustments of $48,623 and a net loss of $1.1 million. The primary drivers of changes in operating assets and liabilities were cash outflows from an increase in accounts receivable, a decrease in deferred revenue, a decrease in accounts payable, and an increase in contract assets, which were partially offset by cash outflows from an increase in other assets and a decrease in prepaid expenses and accrued expenses and other long-term liabilities.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $2,898 consisting of purchases of property and equipment.

For the three months ended March 31, 2022, there was no cash used in or provided by investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $76,602 consisting of payments on short-term debt.

For the three months ended March 31, 2022, there was no cash used in or provided by financing activities.

Contractual Obligations

As of March 31, 2023, our significant commitments are related to (i) the Amended and Restated Loan Agreement, (ii) our operating leases for our office facilities, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2023:

	Operating Leases	Note Payable (a)	Interest Payments (a)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption (c)	Dividends on Series A Preferred Stock (d)
2023	$17,467	$101,227	$144,800	$—	$—	$—
2024	—	2,176,621	95,227	—	—	9,460,241
Other	—	—	—	113,385	9,000,000	—
Total contractual obligations	$17,467	$2,277,848	$240,027	$113,385	$9,000,000	$9,460,241

(a) Represents our liability under the Amended and Restated Loan Agreement which, as of December 31, 2022, had a maturity date of December 31, 2023. On February 10, 2023, the Company entered into a letter agreement with Hale Capital to extend the maturity date to June 30, 2024. See Note (9), Notes Payable to our unaudited condensed consolidated financial statements for more information.

(b) Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes. However, the period in which the payable is expected to reverse due to statute expiration is the second quarter of 2024.

(c) Represents our potential liability if the holders of our Series A Preferred Stock redeem their shares for cash. The earliest date in which a redemption could occur was July 30, 2023. However, on July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock. For further information, see Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements.

(d) Our agreements with the holders of the Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. This amount represents our potential liability to pay preferred stock dividends in cash on July 30, 2023, which was the earliest date in which the holders of our Series A Preferred Stock could redeem their shares for cash. However, on July 19, 2022, the Company and Hale Capital entered into a letter agreement pursuant to which Hale Capital agreed not to exercise or to permit the exercise of the mandatory redemption right of the Series A Preferred Stock on or prior to December 31, 2023 unless the redemption is in accordance with Section 8(e)(z) of the Certificate of Designations or in accordance with a Breach Event (as defined in the Certificate of Designations). On February 10, 2023, the Company entered into a letter agreement with Hale Capital to further extend the redemption date of the Series A Preferred Stock. For further information, see Note (12) Series A Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1) Summary of Significant Accounting Policies of our 2022 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2022.

Impact of Recently Issued Accounting Pronouncements

See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

Item 1A. Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our 2022 Form 10-K.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1

Letter Agreement, dated February 10, 2023, by and among FalconStor Software, Inc., Hale Capital Partners, LP, and HCP-FVA, LLC, regarding redemption of Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 4.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.1

Letter Agreement, dated February 10, 2023, by and among FalconStor Software, Inc., Hale Capital Partners, LP, and HCP-FVA, LLC, regarding extension of the Hale Capital term loan, incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1

The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – March 31, 2023 and December 31, 2022.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended March 31, 2023 and 2022.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Nine Months Ended March 31, 2023 and 2022.

(iv)	unaudited Condensed Consolidated Statements of Stockholder's Deficit - Three and Nine Months Ended March 31, 2023 and 2022.

(v)	unaudited Condensed Consolidated Statement of Cash Flows – Three and Nine Months Ended March 31, 2023 and 2022.

(vi)	Notes to unaudited Condensed Consolidated Financial Statements – March 31, 2023.

104.0	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Vincent Sita
Vincent Sita
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
May 10, 2023	(principal executive officer)